Form 10QSB/A
period 2007-06-30
Mezey Howarth Racing Stables, Inc.
filed 2007-07-16
CIK 1393922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission file number 0-52529

MEZEY HOWARTH RACING STABLES, INC.
(Exact name of registrant as specified in its charter)

Formerly MH 1, Inc.

Nevada	7948	20-8623320
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

405A Arenoso, San Clemente, CA 92672
(Address of principal executive offices) (zip code)

(949) 429-4001
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant’s common stock at June 31, 2007 was 150,000 shares of Common Stock, par value $.001 and 2,150,000 shares of Series A Preferred Stock, Par value $.001.

MEZEY HOWARTH RACING STABLES, INC
(Formerly MH 1, Inc)
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
For the Quarter Ended June 30, 2007

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MEZEY HOWARTH RACING STABLES, INC.
(Formally MH 1, Inc.)
CONDENSED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2007
Current assets
Cash or cash equivalents	$875
Investments in limited liability entities (see Note 2)	14,325

Total Assets	$15,200

Liabilities and Stockholders' Deficit

Current liabilities :
Accrued liability	$2,000
Accrued salaries	25,000

Total current liabilities	27,000

Stockholder's deficit (Note 3):

Series A convertible preferred stock, $.001 par value; 2,150,000 shares authorized, issued and outstanding	2,150
Common stock, $.001 par value; 60,000,000 authorized, 150,000 issued and outstanding	150
Additional paid-in capital	214,880
Stock subscription receivable	(200,000)
Accumulated deficit	(28,980)

Total stockholders' deficit	(11,800)

Total liabilities and stockholder's deficit	$15,200

The accompanying notes are an integral part of the Condensed Financial Statements.

Back to Index

MEZEY HOWARTH RACING STABLES
CONDENSED STATEMENT OF OPERATIONS
for the three months period ended June 30, 2007  and for the period from Inception through June 30, 2007
(Unaudited)

	Three months ended June 30, 2007	Inception through June 30, 2007

Revenue	$0	$0

Expenses	27,000	28,980

Net Loss	$(27,000)	$(28,980)

Basic and Diluted Net Loss Available to Common Shareholders	$(.18)	(.19)

Weighted Average Outstanding Common Shares:
Basic	150,000	150,000
Diluted	3,016,667	2,300,000

The accompanying notes are an integral part of the Condensed Financial Statements.

Back to Index

MEZEY HOWARTH RACING STABLES, INC.
CONDENSED STATEMENT OF CASH FLOWS

(unaudited)
for the three months ended June 30, 207 and for the period from Inception through June 30, 2007

	Inception to June 30, 2007	Inception to June 30, 2007
Cash flows from operating activities:
Net loss	$(27,000) $	$(28,980)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Accrued payroll	25,000	25,000
Accrued liability	2,000	2,000
Net cash used in operating activities	-	(1,980)

Cash flows from investing activities:
Investments in other entities	(14,325)	(14,325)
Net cash used in investing activities	(14,325)	(14,325)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	2,180
Proceeds from issuance of Series A Convertible Preferred Stock	2,150	2,150
Additional paid-in capital	212,850	212,850
Stock subscription receivable from stockholders	(200,000)	(200,000)
Net cash provided by financing activities	15,000	17,180

Net increase in cash for the period	675	875
Beginning cash at inception	200	-
Cash at the end of the period	$875	$875

The accompanying notes are an integral part of the Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Mezey Howarth Racing Stables (the "Company"), formerly MH 1, Inc., a development stage company, was organized under the laws of the State of Nevada on February 27, 2007. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

Interim Financial Statements

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures required by accounting principles generally accepted in the United States of America or those normally made in Mezey Howarth Racing Stables, Inc. (the "Company") Annual Report on Form 10-KSB.  The interim consolidated financial statements are unaudited.  The results of operations for the three month interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly our financial position as of June 30, 2007 as well as the results of operations for the period from February 27, 2007 (Inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.   Company intents to become profitable through the acquisition of excess of 50 horses.  Company is currently raising $1,000,000 in capital to fund th acquisition of additional horses.  There are no assurances that management will b able to obtain 50 horses or profitability.

Investment in Limited Liability Entities.

The Company makes strategic investments in companies, LLPs and LLCs that own race horses. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The cost method is also used to account for investments that are not in-substance common stock. The Company uses the equity method to account for investments in common stock or in-substance common stock of corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence, and in partnerships and limited liability corporations that do maintain specific ownership accounts in which it has other than minor to 50% ownership interests. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company's equity in net earnings or losses of its investees are recorded one month in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company's consolidated financial statements.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee's latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee's revenue and cost trends, as well as liquidity and cash position, including its cash burn rate, market acceptance of the investee's products/services as well as any new products or services that may be forthcoming, any significant news that has been released specific to the investee or the investee's competitors and/or industry and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized for federal income tax purposes.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 3 - INVESTMENTS

The Company's investments in the Horses are done through the acquisition of interest in LLP or LLC that own the horse.  Each LLP or LLC owns a single horse and its sole business plan is the business of that horse.  Upon the death or sale of the horse, the LLP or LLC will be dissolved and the proceeds will be distributed to the members.  The Company currently has invested the following amounts and percentages of the LLP or LLC:

                                        Amount Invested            Percentage Owned
 Valondra (Partnership 56, LLP)                    $11,375                         35%
 Dixie's Ruler (Partnership 4-B, LLP):                   400                                          2.6%
 2 Year Colt (Partnership 52, LLP):                   1,425                                          5.0%
 Horse TBD (Partnership 60, LLP):                      900                10.0%
 Horse TBD (Partnership 57, LLP):                      225                  1.0%

                    Total Invested                                 $14,235

NOTE 3 - STOCKHOLDERS' EQUITY

During March 2007, the Company sold for 150,000 shares of its $.001 par value common stock to various investors for $2,180 in cash. The proceeds were mostly used to pay expenses.

During June 2007, the Company sold for 150,000 shares of its $.001 par value Series A Convertible Preferred Stock to Mezey Howarth Group for $15,000. The proceeds were mostly used to pay expenses and the acquisitions of interests in horses.

During June 2007, the Company entered into an agreement with its shareholder and officers for a promissory note of $200,000 given to the Company.  The Company in turn provided the shareholder and officers 2,000,000 shares of Series A Convertible Preferred Stock, par value $.001.  The funds from the transaction will be used to acquire additional interests in horses.

Stock Option Plan

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 2007. An aggregate of 3,000,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", (iv) stock grants and (v) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of June 30, 2007, no shares of common stock were issued under the Incentive Plan

Preferred Stock

The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock provides for voting rights of 20 to 1 and conversion rights of 10 to 1.  As of June 30, 2007, there have been 2,150,000 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding.  The Series A Convertible Preferred Stock has preferences in liquidation but not with regard to dividends.

NOTE 4 - RELATED PARTY TRANSACTIONS

The initial purchases of horses where purchased from Paul Howarth.  The transactions where conducted at the purchase price that Mr. Howarth paid.  The Company entered into a promissory note from The Mezey Howarth Group for $200,000 in exchange for 2,000,000 shares of Series A Convertible Preferred Stock.  The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The general objective of the Company is to acquire Thoroughbred race prospects, race them and ultimately syndicate them to generate revenue and profit for the Company. Initially, revenue will be limited to the Company's portion of any purses won by horses owned by the company during their racing campaign. While the Company's administrative office is located in California, it is anticipated that a some of its activities will take place outside that state. Public sales and premier races of thoroughbreds are primarily centered in Kentucky, California, New York and Florida.

While the Company's business plan anticipates acquisition of additional yearlings or two-year olds in training to supplement existing horses, the proceeds from this offering will largely dictate the number and quality of additional racing prospects which the Company will obtain during 2007. Receipt of no or nominal proceeds from this offering will limit or curtail acquisition of additional prospects by the Company. In that event, Company resources will be devoted to boarding and training of existing Thoroughbreds and other required expenses. If the Company receives sufficient proceeds, one or more additional Yearlings may be acquired at public or private sales.

Important factors in predicting racing success of Thoroughbreds are pedigree and conformation. Pedigree refers to the breeding history of the horse determined by bloodlines from the Sire and Dam. Conformation is the physical attributes of the horse as determined by personal observation. Management considers both of these attributes in selecting all of its Thoroughbreds, and anticipates suitable investigation for any future prospects acquired by the Company. Management may retain the services of outside consultants and veterinarians to assist in evaluation of future Bloodstock. No agreements currently exist with any consultants, and whether management will continue to utilize the services of the same consultants is yet to be determined; however, management would not hesitate to recommend these consultants for service in the future. Given the very large number of prospects placed into the market in any given year, management does anticipate that it may be necessary to enlist the aid of bloodstock agents in locating thoroughbreds suitable to the Company's purpose in the future.

In the event management determines it is in the best interest of the Company to retain the services of bloodstock consultants, the factors that will be relied upon in making such choices will include, but not be limited to: the past relationship between the Company and the consultant, if any; the consultant's reputation within the industry; the fees charged by the consultant in performing services; and the geographic area served by the consultant. In the event management determines it is in the best interest of the Company to retain the services of a bloodstock consultant, management anticipates the term of the relationship will be limited to performance of a specified project. Management does not anticipate that any long term relationships or agreements will be entered into with any consultant, although it reserves the right to do so should it be determined to be in the Company's best interest

Back to Index

The Company was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. It is not the intention of the Company to enter into the business of breeding thoroughbreds, although management reserves the right to do so should it ultimately be determined that it is in the best interest of the Company and its shareholders. Management has set its efforts towards producing revenues and profit through the placement of Company Thoroughbreds in established races throughout the United States. Management anticipates that eventually, Company revenues and profit will depend to a certain extent upon the sale or syndication of Company owned Thoroughbreds. It is the intention of management to primarily focus on the acquisition of Yearlings, although horses of racing age may be acquired from time to time depending upon the then existing circumstances. Management anticipates that acquisitions of Bloodstock will initially be limited due to the Company's limited working capital. Results of Operations Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company had no revenues from the sale or syndication of the Thoroughbreds during the years ended June 30, 2007. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

The Company contracts with trainers for each horse, which is stabled with the trainer. The trainers used by the Company maintain their stables at the various racetracks. Accordingly, all of its Thoroughbreds are boarded with independent third parties. Many factors will influence the Company's determination of whether and where to race the thoroughbreds acquired by the Company. Pedigree, past performance, conditioning and purses will be evaluated by the Company in conjunction with any trainers retained by the Company in plotting the horse's racing campaign. While no specific venue has been determined as of the date of this Prospectus, it is anticipated that the Thoroughbreds will be raced at the race tracks in the United States, as the condition and breeding of its Bloodstock dictates. Possible venues include Churchill Downs and Keeneland in Kentucky, Hollywood Park and Santa Anita in Los Angeles, Del Mar in San Diego, Remington Park in Oklahoma City, Aqueduct and Saratoga in New York, Arlington Park in Chicago and Garden State in New Jersey. Evaluation of racing venues will depend primarily on recommendations of trainers retained by the Company and the condition, training and breeding of Company racing prospects. Shareholders may be provided specific information as to important races in advance and results following conclusion of races conducted by thoroughbreds of the Company.

Horses not deemed qualified to be raced by the Company may be "pinhooked" or re-sold by the Company shortly following acquisition. Pinhooking can be a means of reducing the Company's risk in any particular prospect by transferring the horse prior to completion of his development. A ready market for resale of Thoroughbred racing prospects exists in various parts of the United States, and management is familiar with various sales in those venues. While pinhooking may be utilized to reduce the Company's risk in any single fiscal year, it is not anticipated to be a major source of revenue in the foreseeable future.

At the end of a racing season, any Company horses may be marketed for sale, syndicated or retained for future competition. The Company's ultimate objective is to syndicate one or more of its racing prospects which have demonstrated success during its racing campaign. Syndication of a racing Colt allows the owners to participate in stud fees generated through breeding. Syndication of a Filly or Mare allows the owners to participate in breeding and foaling by the Broodmare. Considerations affecting disposition of the horse following its racing season will be past performance, perceived value and state of the thoroughbred industry. Any decision to sell or syndicate Company horses will be made to maximize value to the Company and its shareholders. Any Company Thoroughbreds which are not sold or otherwise disposed of following completion of the racing season will be boarded by the Company. Typical locations for off-seasoning boarding include Kentucky, South Carolina, Florida, Arizona and California.

The Company's long term objective is to is develop a stable of race horses sufficient to generate a steady stream of revenue and profit. In order to achieve this objective, management anticipates the need for substantial additional capital. Depending upon the success of its initial efforts, on the state of the thoroughbred industry and other factors beyond the Company's control, management anticipates conducting a subsequent public offering in the future to obtain such capital. Syndication or sale of Company Thoroughbreds may also provide a source of capital.

Recent Developments

On May 18, 2007, we entered into an employment agreement (“the Employment Agreement”) with J. Wade Mezey, as President and Chief Executive Officer.

On May 18, 2007, we entered into an employment agreement (“the Employment Agreement”) with Paul Howarth, as Executive Vice-President and Chief Financial Officer.

Liquidity and Capital Resources

At June 30, 2007, the Company had a working capital of $895. Management is of the opinion that the Company is dependent upon the obtaining additional capital and achieving profitable operations to continue as a going concern. The Company continues to require cash from outside sources to continue operations, as the Company's operations use, rather than provide cash.

Results of Operations

Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company had no revenues from the sale or syndication of the Thoroughbreds during the years ended June 30, 2007. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

Three Months Ended June 30, 2007

From Inception through the three months ended June 30, 2007, the Company realized a loss from operations of $27,000 with no revenues. Our net loss was $27,000, or ($0.18) on a per share basis and on a fully diluted basis. This compares to a net loss of $28,980, or ($0.19) on a per share basis and on a fully diluted basis for the period from inception through June 30, 2007. While the Company recorded $25,000 of expense for officers' salaries, the amount has been deferred.   The Company has entered into an agreement with a trainer for a monthly fee of $1,500 per month.  This agreement is currently effective but no horse has been placed with the trainer yet.  The expected date of having a horse with the trainer is August 2007.  Racing expenses will be variable.   Based on the Company's working capital at June 30, 2007, management anticipates the Company will need additional resources to complete the fiscal year ending December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes have occurred in our exposures to market risk during the first six months of 2007.

ITEM 4.  CONTROLS AND PROCEDURES
The company is currently evaluating its controls and procedures.

Back to Index
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

1. Limited Operating History and Revenues. The Company was organized on February 2007 and began operations on May 18, 2007. Consequently, the Company has only a limited operating history and limited revenues. Activities to date have been limited to acquiring an interest in certain thoroughbreds, organizational efforts and obtaining initial financing. The Company must be considered in the developmental stage. Prospective investors should be aware of the difficulties encountered by such enterprises, as the Company faces all the risks inherent in any new business, including the absence of any prior operating history, need for working capital and intense competition. The likelihood of success of the Company must be considered in light of such problems, expenses and delays frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

2. Limited Capitalization and Lack of Working Capital. The Company has extremely limited capitalization and is dependent on the proceeds of this offering, achieving profitable operations and receipt of additional financing to continue as a going concern. The Company has substantial commitments for boarding and training of its existing Thoroughbreds and repayment of debt, in addition to proposed capital expenditures for additional Bloodstock. In the event the Company receives no or nominal proceeds from this offering, acquisition of additional racing prospects and Bloodstock would be curtailed. Even assuming receipt of maximum proceeds from this offering, the Company will likely require additional capital from outside sources in order to continue as a going concern. The Company will endeavor to finance its need for additional working capital through debt or private equity financing. Additional debt financing would be sought only in the event that equity financing failed to provide the Company necessary working capital. Debt financing may require the Company to mortgage, pledge or hypothecate its assets, and would reduce cash flow otherwise available to pay operating expenses and acquire additional assets. Debt financing would likely take the form of short-term financing provided by officers and directors of the Company, to be repaid from future equity financing. Additional equity financing is anticipated to take the form of one or more private placements to qualified investors under exemptions from the registration requirements of the 1933 Act or a subsequent public offering. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

3. No Assured Racing Prospects. While the Company has an interest in two different Thoroughbreds as of the date of this Prospectus, only four of the horses are of sufficient age and temperament to permit racing.

4. Dependence on a Limited Number of Prospects. The success of the Company will be dependent on only a limited number of prospects. Injury or loss to any one of these prospects could substantially and adversely effect the Company's operations. The Company has endeavored to reduce this risk by obtaining mortality and surgical insurance on three of the prospects currently owned, but there is no assurance that this insurance will be continued or that it will insure against all loses which might be incurred. Nonetheless, the Company's future financial success will depend on the limited number of horses currently owned until the Company can expand and diversify its stable.

5. Dependence on Key Personnel. Initially, success of the Company is entirely dependent upon the management efforts and expertise of Messrs. J. Wade Mezey and Paul Howarth and trainers to be retained by the Company. A loss of the services of any of these individuals could adversely affect the conduct of the Company's business. In such event, the Company would be required to obtain other personnel to manage and operate the Company, and there can be no assurance that the Company would be able to employ a suitable replacement for either of such individuals, or that a replacement could be hired on terms which are favorable to the Company. The Company currently maintains no key man insurance on the lives of any of its officers or directors.  Paul Howarth is employed by another company and works after hours and on the weekends for MHRS.

6. Conflict of Interest. Officers and directors of the Company are subject to potential conflicts of interest in their service to the Company. the Company's interest in Dixie's Ruler was purchased from Paul Howarth. Accordingly, the terms and conditions of that acquisition were not negotiated in arms length transactions. The Company did not obtain an independent appraisal of the value of the interest in that Thoroughbred. However, management is of the opinion that the terms and conditions of the transaction was no less favorable than could be obtained from since the company paid the same amount that Mr. Howarth paid for his interest in Dixie's Ruler. Since each of the officers and directors is engaged in other business enterprises, and has not devoted their full time to the affairs of the Company, they are also subject to potential conflicts with regard to time, effort and corporate opportunity. Messrs. Mezey and Howarth are each engaged in a variety of other businesses, both within and without the Thoroughbred industry. None of the officers or directors will devote full time to the affairs of the Company. However, officers and directors are aware of their fiduciary duty to the Company and believe they have sufficient time to devote to its affairs. In addition, each of the officers and directors is aware of the doctrine of corporate opportunity as it relates to their position as officers and directors. It is anticipated that Messrs. Mezey and Howarth will devote approximately 50% of their time to the affairs of the Company.

7. Intense Competition. There are numerous nationally and internationally-known corporations and entities which are engaged in the type of business proposed to be engaged in by the Company. Numerous individuals and entities are engaged as owners and trainers of Thoroughbred racehorses, both within the United States and abroad. Competition for the acquisition and training of thoroughbred prospects is intense. All of these entities seek to place racing prospects in the premier races throughout the United States, such as the Kentucky Derby, the Preakness and Belmont Stakes. In the case of disposition of the Company's Thoroughbreds, the Company would be competing against major breeders and dealers at private and public sales. Most of these competitors have substantially greater financial and personnel resources than the Company. Accordingly, the Company will be at a competitive disadvantage vis-a-vis its competitors.

8. Control of the Company. Management currently controls a majority of the Company.

9. Lack of Dividends. The Company has paid no dividends on its Common Stock to date, and there are no plans to pay any in the foreseeable future. Initial earnings which the Company may realize, if any, will be retained to finance growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon the earnings of the Company, its financial requirements and other factors.

10. Possible Rule 144 Sales and Market Overhang. An aggregate of 150,000 shares of the Common Stock presently outstanding are "restricted securities" within the meaning of the 1933 Act and may hereafter be sold in compliance with Rule 144 promulgated thereunder. Rule 144 provides, among other things, and subject to certain limitations, that a person holding restricted securities for a period of one year may sell, every three months, those securities in brokerage transactions in an amount equal to 1% of the Company's outstanding Common Stock or the average weekly trading volume during the four weeks preceding the sale, whichever amount is greater. After two years, holders of restricted stock who are not affiliates of the Company may apply to sell all restricted stock free of restrictions. Possible sales of the Company's Common Shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of the Company's Common Shares.

Back to Index

11. Preferred Stock Authorized. The Articles of Incorporation of the Company, as amended, authorize the issuance of a maximum of 2,150,000 shares of Series A Convertible Preferred Stock, par value $.001 per share. 2,150,000 shares of Preferred Stock have been issued.

12. Risks Related to Thoroughbred Racing. The business of training and racing thoroughbreds is a high-risk venture. There is no assurance that any thoroughbred acquired by the Company will possess qualities of a championship character. While a thoroughbred may have an excellent bloodline, there is no assurance that the racing performance of the thoroughbred will conform to the bloodline. Moreover, thoroughbreds are subject to injury and disease which can result in forced retirement from racing, or at the extreme, natural death or euthanasia of the animal. There can be no assurances that the value of the thoroughbreds which may be acquired and owned by the Company, will not decrease in the future or that the Company will not subsequently incur losses on the racing careers or sale or other disposition of any or all of the thoroughbreds which the Company may acquire.

13. Valuation of Thoroughbreds. The valuation of thoroughbreds is a highly speculative matter and prices have fluctuated widely in recent years. The success of the Company is dependent upon the present and future values of thoroughbreds generally, and of the Company's Thoroughbreds in particular, as well as the racing success of the Company's Thoroughbreds. Although the future value of thoroughbreds generally cannot be predicted, it will be affected by the state of the economy, the amount of money available for investment purposes, and the continued interest of investors and enthusiasts in the thoroughbred industry. The expense of maintaining, boarding, training and racing thoroughbreds can be expected to increase during the term of the Company, regardless of what happens to the future market price of thoroughbreds or the performance of the Company Thoroughbreds.

14. Thoroughbred Racing Business. Thoroughbred racing is extremely speculative and expensive. In the event that the Company Thoroughbreds were to be transported to various tracks and training centers throughout the United States, and thus exposed too many other horses in training, the risk of injury or death increases significantly. The Company's Thoroughbreds must earn enough through racing to cover expenses of boarding and training. If the Company Thoroughbreds are unsuccessful in racing, their value will be adversely affected, as will the shareholders' investment therein. Furthermore, revenues from racing are dependent upon the size of the purses offered. The size of the purses depends in general on the extent of public interest in thoroughbred racing, and in particular on the relative quality of the specific horses in contention in any specific meeting or race. Although public interest has been strong in recent years, there is no assurance that public interest will remain constant, much less increase. Legalized gambling proliferating in many states threatens to curtail interest in horse racing as a means of recreation. In addition, there is no assurance that the Company Thoroughbreds will be of such quality that they may compete in any races which offer purses of a size sufficient to cover the Company's expenses.

15. Government Regulation of Racing. The racing future of and/or market for the Company's Thoroughbreds depends upon continuing governmental acceptance of thoroughbred racing as a form of legalized gambling. In the opinion of management, thoroughbred racing is gaining a greater governmental acceptance and a dependence as a source of revenue. However, at any time, thoroughbred racing could be subjected to restrictive regulation or banned entirely. The value of the Company's Thoroughbreds would be substantially diminished by any such regulation or ban. Thoroughbred racing is regulated in various states and foreign countries by racing regulatory bodies with which the owners of thoroughbred racehorses must be licensed. In addition, many regulatory bodies require the licensing of a stable name for owners racing their racehorses under such a designation. All of the current officers, directors and principal shareholders are currently licensed as owners by the Colorado and Kentucky racing commissions. As a result of these current licenses, the lack of any disciplinary actions against these individuals, and their reputation within the industry, management does not anticipate any obstacles to registration in other states. However, there is no assurance that necessary registrations can be completed.

16. Uninsured Losses. Mortality insurance insures against the death of a horse during the Company's ownership. Surgical insurance covers possible risks of injury during racing or training. However, there is no assurance that insurance will be purchased, or that all of the horses will be covered, or that the amount of insurance will be adequate, or that it will insure against all risks. Risks Relating to the Offering

17. Uncertainty of Market for Thoroughbreds. Several major broodmare and yearling sales dominate the public auction market, although there is also a substantial and active private market of Thoroughbred bloodstock. Sales of racehorses at public auction can be used as a yardstick of the relative increases or decreases in the value of racehorses, but there is still a dominant private market about which no statistics are available. If the Thoroughbred racing industry suffers a decline, or if general economic conditions deteriorate, the average sales price in the Thoroughbred market may decline. If general economic conditions deteriorate, the average sales price in the Thoroughbred market may decline and, as a result, the owner could suffer substantial losses from its proposed operations. Moreover, many of the factors that affect the prices paid for Thoroughbreds are beyond the owner’s control. Among these factors are the presence of purchasers who buy for speculative purposes, the apparent attractiveness of Thoroughbreds to foreign investors, the federal income tax treatment of racing and related activities, the rules of The Jockey Club prohibiting artificial insemination, the continuation or expansion of legalized gambling (including the legalization of gambling on other sporting events) and the size of racing purses.

18. Racetrack Attendance and Wagering. Some commentators believe that a decrease in average attendance per racing date coupled with increasing costs could jeopardize the continued existence of certain racetracks. However, support for ailing racetracks in some states has increased with the advent of intertrack wagering and simulcasting.

19. Involvement by Foreign Interests. Foreign purchasers have accounted for a significant portion of the purchases of the most expensive yearlings and racehorses over the past decade. Any number of factors, including world economic and political conditions, the development of foreigners’ own bloodstock bands, restrictions upon the international transfer of funds, the strength of the American dollar compared to foreign governments, could adversely affect the prices paid for the racehorses purchased by the Partnership.

20. Penny Stock Regulation. Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker- dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company's securities become subject to the penny stock rules, investors in this offering may find it more difficult to sell their securities.

21. Arbitrary Offering Price; Dilution. The offering price, upon listing, of the Common Shares offered hereunder will be determined by the Company, and bears no necessary relationship to the appraised value of any Bloodstock or any other ordinary investment criterion. In making such determination, the prospects for the Company's pursuit of its proposed business plan, the proceeds to be raised by this offering, the relative costs and expenses involved in acquiring and training thoroughbreds, and the competition and market for thoroughbreds racehorses were all considered. In addition, since the Company has not retained an underwriter for purposes of this offering, the offering price has not been subject to evaluation by any third party as would be the case in an underwritten offering.

22. Racing Customs. Because Thoroughbred racing is a sport as well as a business, industry practices and structures have developed which may have not been attributable solely to profit-maximizing economic decision-making.) For instance, a particular bloodline could command substantial prices owing principally to the interest of a small group of individuals having particular goals unrelated to economics. A decline in this interest could be expected to adversely affect the value of the bloodline.

23. Investors Bear Risk of Loss. Substantially all of the proceeds required to operate the Company for the next 12 months are being sought from investors in this offering. The investors of the Company will bear the risk of the Company's operations for the foreseeable future, with no assurance that management will be successful in applying the proceeds to increase growth and profitability of the Company.

24. Limitation on Share Ownership. Existing regulations governing thoroughbred racing in various states may limit the ability of individuals and entities to acquire and retain Common Shares of the Company. Such provisions are designed to regulate ownership and control of corporations engaged in thoroughbred racing. Such statutes provide that ownership of a substantial portion of Common Shares, generally greater than 5 or 10% of the outstanding equity in a corporation, must be approved by the racing commission in those jurisdictions and submit to background checks regarding financial history and criminal record. In order to comply with these regulations, the Company's Articles of Incorporation, as amended, contain a provision requiring shareholders to sell their stock back to the Company in the event such individuals or entities fail or refuse to become licensed where such license may be required. The repurchase price for shares of Common Shares subject to this provision is based on the prevailing market price of the Common Shares at the time of repurchase.

Back to Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 150,000 of unregistered shares of common stock and 2,150,000 shares of Series A Convertible Preferred Stock.  The proceeds of this where used to operations and the acquisition of horse interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))

Back to Index

                                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEZEY HOWARTH RACING STABLES

June 30, 2007	/s/ J. Wade Mezey
J. Wade Mezey President and Chief Executive Officer (Principal Executive Officer)

June 30, 2007	/s/ Paul Howarth
Paul Howarth Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Back to Index

EXHIBIT LIST

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))