Form 10QSB
period 2007-09-30
Mezey Howarth Racing Stables, Inc.
filed 2007-11-08
CIK 1393922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of registrant’s common stock at September 30, 2007 was 7,675,000 shares of Common Stock, par value $.001 and 2,525,855 shares of Series A Preferred Stock, Par value $.001.

MEZEY HOWARTH RACING STABLES, INC
(Formerly MH 1, Inc)
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
For the Quarter Ended September 30, 2007

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
CONDENSED BALANCE SHEET
(Unaudited)

Assets (Note 4)	September 30, 2007
Current Assets:
Cash or cash equivalents	$505,977
Investments in limited liability entities (see Note 2)	19,925
Total Current Assets	525,902

Fixed Assets:
Livestock	92,361
Real Estate	1,585,000
Total Assets	$2,203,263

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued liabilities	$53,820
Note payable	76,000
Note payable to related party	510,000
Total Current Liabilities (Note 4)	639,820

Long-Term Liabilities

Mortgages payable (Note 4)	1,374,850

Total Liabilities	2,014,670
Stockholder's Equity (Note 3):
Series A convertible preferred stock, $.001 par value; 2,525,855 shares authorized, issued and outstanding	252,585
Common stock, $.001 par value; 60,000,000 authorized, 7,675,000 issued and outstanding	7,675
Additional paid-in capital	68,255
Accumulated deficit	(139,922)

Total Stockholders' Equity	188,593

Total liabilities and stockholders' equity	$2,203,263

The accompanying notes are an integral part of the condensed financial statements.

Back to Index

MEZEY HOWARTH RACING STABLES
(Formerly MH 1, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2007	Inception through September 30, 2007

Revenue:
Horse Sales	$25,000	$25,000
Purse Winnings	4,691	4,691
Other	750	750
Total Revenue	30,441	30,441

Cost of Sales	25,022	25,022

Gross Profit	5,419	5,419

Operating Expenses
General and administrative	103,611	132,591

Operating Loss	(98,192)	(127,172)

Other Income (expense):
Minority interest	(8,750)	(8,750)
Interest expense	(4,000)	(4,000)

Net loss	$(110,942)	$(139,922)

Net loss per common share
Basic and Diluted	$($0.02)	$($0.06)

Weighted average number of common shares outstanding
Basic and Diluted	5,612,088	2,375,349

The accompanying notes are an integral part of the condensed financial statements.

Back to Index

MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

Inception to September 30, 2007
Cash flows from operating activities:
Net loss	$(139,922)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	8,750
Stock issued to employees for services	50,000
Stock issued to consultants for services	5,750
Depreciation expense	2,639
Accrued liabilities	53,820
Net cash used in operating activities	(18,963)

Cash flows from investing activities:
Investments in limited liability entities	(19,925)
Payments to minority interest	(8,750)
Net cash used in investing activities	(28,675)

Cash flows from financing activities:
Proceeds from notes payable to related party	510,000
Repayment of note payable	(16,000)
Proceeds from issuance of Series A Preferred Stock	42,435
Proceeds from issuance of common stock	17,180
Net cash provided by financing activities	553,615

Net increase in cash for the period	505,977
Beginning cash at inception	-
Cash at the end of the period	$505,977

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	-
Cash paid during the period for interest	$4,000

Supplemental disclosure of non-cash investing and financing activities
Fair value of property contributed by related parties	$1,585,000
Fair value of mortgage contributed by related parties	1,374,850
Issuance of note payable for acquisition of livestock	$95,000
Issuance of common stock for repayment of note payable	$3,000

The accompanying notes are an integral part of the condensed financial statements.

MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period from Inception through September 30, 2007
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Mezey Howarth Racing Stables, Inc. (the "Company"), formerly MH 1, Inc., a development stage company, was organized under the laws of the State of Nevada on February 27, 2007. During the three months ending September 30, 2007, the Company has exited the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

Interim Financial Statements

The accompanying Condensed Financial Statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures required by accounting principles generally accepted in the United States of America or those normally made in Mezey Howarth Racing Stables, Inc. Annual Report on Form 10-KSB.  The interim financial statements are unaudited.  The results of operations for the three month interim period ended September 30, 2007 and inception through September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly our financial position as of September 30, 2007 as well as the results of operations for the period from February 27, 2007 (Inception) to September 30, 2007, in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

The Company’s revenues and earnings are significantly influenced by its racing calendar. Therefore, revenues and operating results for any interim quarter are generally not indicative of the revenues and operating results for the year.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company just exited the development stage and has not earned any significant revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.   The Company intends to become profitable through the acquisition of at least 50 horses.  Company is currently raising $1,000,000 in capital to fund the acquisition of additional horses.  There are no assurances that management will be able to obtain 50 horses or profitability.

Revenue Recognition

The Company currently has three different revenue sources from horse racing:  Claiming, Allowance/Stakes, and Investment in other's horses.

Claiming

The Claiming Division entails the acquisition of horses that are intended to be resold through Claiming Races.  The Company treats these horses as inventory and receives income from the sale and purse winnings from these horses.  The Company accounts for the cost of the acquisition, training fees, veterinarian fee and other fees associated to the horses as cost of goods sold ("COGS").

Allowance/Stakes

The Allowance/Stakes Division entails the acquisition of horses that are not intended to be resold but raced in Allowance and Stakes level races.  The Company accounts as revenue any and all purse winnings.  Since the horse is not intended to be resold only the gain or loss from the sale of the horse is accounted for and not the entire sales amount.  Any expenses associated to these horses are accounted as COGS.

Investment in Other's Horses

The Company accounts pursuant to section Investment in Limited Liabilities Entities as stated below.
Investment in Limited Liability Entities

The Company makes strategic investments in companies, LLPs and LLCs that own race horses. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The cost method is also used to account for investments that are not in-substance common stock. The Company uses the equity method to account for investments in common stock or in-substance common stock of corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence, and in partnerships and limited liability corporations that do maintain specific ownership accounts in which it has other than minor to 50% ownership interests. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company's equity in net earnings or losses of its investees are recorded one month in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company's financial statements.

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

For federal income tax purposes, substantially all expenses will be be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized for federal income tax purposes.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding. The Series A convertible Preferred Stock converts into 25,258,550 shares of Common Stock.

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

NOTE 2 - INVESTMENTS

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

                                        Amount Invested            Percentage Owned
 The Emerald King                                         $  6,000                                           25%
             Valondra (Partnership 56, LLP)                      11,375                         35%
 2 Year Colt (Partnership 52, LLP):                   1,425                                             5%
 Angela's Rainbow & Ops Overload:                     900                10%
 Roar in Solana (Partnership 57, LLP):                  225                     1%

                    Total Invested                                 $19,925

NOTE 3 - STOCKHOLDERS' EQUITY

The Company has issued 2,525,855 shares of Series A Convertible Preferred Stock  to Mezey Howarth Group in exchange for $42,435 in cash and $210,150 net real estate contributed to the Company.

On March 1, 2007, the Company sold for 150,000 shares of its common stock to various investors for $2,180 in cash. The proceeds were mostly used to pay expenses.

On July 25, 2007, the Company issued 5,000,000 shares of it $.001 par value common stock in exchange for $50,000 in accrued salaries to it officers at $.01 per share price.

On July 31, 2007, the Company sold 1,650,000 shares of common stock to various investors for $15,000 in cash.

On July 30, 2007, 300,000 shares where issued in exchange for the purchase of a horse named Doblado valued at $3,000 or $.01 per share price. The value of the common stock issued for Doblado was offset against the note payable resulting from Doblado's purchase.

During September 2007, the Company issued 575,000 shares of its $.001 par value common stock to consultants that assist the company in identifying horses to acquire for $5,750 in services at $.01 per share price.  The fair value of the common stock was expensed immediately as these shares were fully vested.

Stock Option Plan

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 2007. An aggregate of 4,000,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", (iv) stock grants and (v) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of September 30, 2007, no shares of common stock were issued under the Incentive Plan.

Preferred Stock

The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock provides for voting rights of 20 to 1 and conversion rights of 10 to 1.  As of September 30, 2007, there have been 2,525,855 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding.  The Series A Convertible Preferred Stock has preferences in liquidation but not with regard to dividends.

NOTE 4 - RELATED PARTY TRANSACTIONS

The initial purchases of horses where purchased from Paul Howarth.  The transactions where conducted at the purchase price that Mr. Howarth paid.  The Company entered into a promissory note from The Mezey Howarth Group for $252,585 in cash and real estate exchange for 2,525,855 shares of Series A Convertible Preferred Stock.

J. Wade Mezey and Paul Howarth deeded three real estate parcels  to the Company.  As a result of these transactions the Company received $1,585,000 in assets and $1,374,850 in liabilities.  These transactions where accounted for on the carry over basis; the originial cost of the acquired assets by these related partoes .  The mortgage underlying the liabilities currently have interest rates ranging from 6.5% - 11.5% and are interest only 30 year terms notes.  The mortgages are secured by the underlying properties and are not crossed secured by the non-underlying properties.  The mortgages have been personally secured by the officers of the Company.  The intended use of these properties will be as revenue producing entities and will be open for shareholder use and enjoyment.

The Company received loans from Wade Mezey in the amount of $500,000 and from Cindy Howarth in the amount $10,000.  These notes are due on December 31, 2007 and incur no interest.

NOTE 5 - SUBSEQUENT EVENTS

On October 8, 2007, the Company entered into an agreement for $500,000 with an Argentina based company to provide consulting services and the acquisition of horses from Argentina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations

Revenues

The Company has generated $30,441 in revenues for the three months ending September 30, 2007. Our operating loss for the three months ending September 30, 2007, was $98,192 as compared to our operating loss of $127,172 for the nine months ending September 30, 2007.

Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company had no revenues from the sale or syndication of the Thoroughbreds during the years ended September 30, 2007. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

Discontinued Segment

The Company discontinued the segment related to Blushing Bear Cat partnership.  The Company has decided not to continue to sell a minority interest in its horses and instead has set up the division of: Claiming, Allowance/Stakes, Breeding, and Pinhooking as discussed below.

Three Months Ended September 30, 2007

The Company realized a loss from operations of $98,192 with net revenue of $30,441.  Our net loss was $110,942, or ($0.02) on a per share basis and on a fully diluted basis. This compares to a net loss of $139,922, or ($0.06) on a per share basis and on a fully diluted basis for the period from inception through September 30, 2007.

The Company has realized a loss from operations of $127,172 and a net loss of $139,922 from inception through September 30, 2007.

Based on the Company's working capital at September 30, 2007, management anticipates the Company will need additional resources to complete the fiscal year ending December 31, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the company has seven horses in its stables.  At September 30, 2007, the Company had a working capital deficit of $113,918. Management is of the opinion that the Company is dependent upon the obtaining additional capital and achieving profitable operations to continue as a going concern. The Company continues to require cash from outside sources to continue operations, as the Company's operations use, rather than provide cash.

Plan of Operations

The general objective of the Company is to acquire Thoroughbred race prospects, race them and resell them if they are claimers to generate revenue and profit for the Company. Initially, revenue will be limited to the Company's portion of any purses won by horses owned by the Company during their racing campaign and from horses claimed from the Company. While the Company's administrative office is located in California, it is anticipated that a some of its activities will take place outside that state. Public sales and premier races of thoroughbreds are primarily centered in Kentucky, California, New York and Florida.

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

In the event management determines it is in the best interest of the Company to retain the services of bloodstock consultants, the factors that will be relied upon in making such choices will include, but not be limited to: the past relationship between the Company and the consultant, if any; the consultant's reputation within the industry; the fees charged by the consultant in performing services; and the geographic area served by the consultant. In the event management determines it is in the best interest of the Company to retain the services of a bloodstock consultant, management anticipates the term of the relationship will be limited to performance of a specified project. Management does not anticipate that any long term relationships or agreements will be entered into with any consultant, although it reserves the right to do so should it be determined to be in the Company's best interest

Back to Index

The Company was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. It is not the intention of the Company to enter into the business of breeding thoroughbreds, although management reserves the right to do so should it ultimately be determined that it is in the best interest of the Company and its shareholders. Management has set its efforts towards producing revenues and profit through the placement of Company Thoroughbreds in established races throughout the United States. Management anticipates that eventually, Company revenues and profit will depend to a certain extent upon the sale or syndication of Company owned Thoroughbreds. It is the intention of management to primarily focus on the acquisition of Yearlings, although horses of racing age may be acquired from time to time depending upon the then existing circumstances. Management anticipates that acquisitions of Bloodstock will initially be limited due to the Company's limited working capital. Results of Operations Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company had $30,441 for the three months ending September 30, 2007. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

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

The Company will have multiple divisions: Claiming, Allowance/Stakes, Pinhooking, Breeding and Investments.  Currently, the Company is operating the Claiming, Allowance/Stakes, and Investments divisions.

Claiming Division

The Claiming Division entails the acquisition of horses through Claiming Races at various racetracks.  The Company seeks to acquire horses that may be moved up in class and resold for a higher amount than that which the company paid.  The Company will generate revenue from the sell of the horse in Claiming Races and from the purse money generated as well.  Horses that are acquired for this division will likely be resold within 120 days since they are for sell in every race they run in.  For example,  the company acquired Blushing Bear Cat for $21,550.  The Company ran Blushing Bear Cat in a $25,000 Claiming Race and Blushing Bear Cat was claimed for $25,000 from the company and won $4,691 in purse winnings.

Stakes/Allowance Division

The Stakes/Allowance Division consists of horses that are acquired to run in allowance and stakes level races.  These horses are not intended to be resold and the main source of revenue will be from purse winnings.  This division consists of a higher caliber of horses than the Claiming Division.  The Company will acquire horses for this division through private purchase, auctions and high level claiming race.  For example, the Company acquired Doblado from Argentina to race in allowance and stake races.

Investments

This division acquires a minority interest in horses that are owned by other stables.  The purpose of this division is to allow the Company to acquire horses in other states than California without incurring the cost of setting up a stables in those states.

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

Real Estate Division

The Company has been deeded three properties from its founders.  These properties are intended to be used at vacation rentals for third parties and shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes have occurred in our exposures to market risk during the first nine months of 2007.

ITEM 4.  CONTROLS AND PROCEDURES
The Company is currently evaluating its controls and procedures.

Back to Index
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

Back to Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 150,000 of unregistered shares of common stock and 2,525,855 shares of Series A Convertible Preferred Stock.  The proceeds of this where used for operations and the acquisition of horse interest.

The Company has issued 5,000,000 of unregistered shares of its $.001 par value of Common Stock in exchange for deferred salary.

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

MEZEY HOWARTH RACING STABLES

November 7, 2007	/s/ J. Wade Mezey
J. Wade Mezey President and Chief Executive Officer (Principal Executive Officer)

November 7, 2007	/s/ Paul Howarth
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