Form 10-K
period 2007-12-31
Mezey Howarth Racing Stables, Inc.
filed 2008-04-15
CIK 1393922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO.:  000-52529

MEZEY HOWARTH RACING STABLES
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	7948	20-8623320
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

1001 Ave Pico, Ste C-629, San Clemente, California 92673
(Address of principal executive offices) (zip code)

(949) 429-4007
(Registrant's telephone number, including area code)
(949) 271-5730
(Registrant's fax number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partner interests

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. x Yes ¨ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ¨ Yes x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes ¨ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer Accelerated Filer ¨ Non-Accelerated Filer ¨ XXSmaller Reporting Company ¨ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ¨ Yes x No

As of April 15, 2008, 36,613,458 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Back To Index

PART I

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This prospectus contains certain forward-looking statements, including among others: (i) the projected time for commencing operations; (ii) anticipated trends in our financial condition and results of operations; (iii) our business strategy for our plan of operations and (iv) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industry in which we will operate; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this prospectus will in fact transpire. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to the offering made in this prospectus

ITEM 1. BUSINESS

The disclosures in this Item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Contingency Information Concerning Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

DESCRIPTION OF BUSINESS

We were organized as a business corporation under the laws of the State of Nevada on February 27, 2007. On June 12, 2007, the Company changed its name to Mezey Howarth Racing Stables, Inc.  The Company's business is the buying, selling and racing thoroughbred race horses of every age from broodmares, weanlings, and yearlings to racing age horses. The Company operates in four different areas in the horse racing industry.  The four areas include: (1) Claiming, (2) Racing allowance and stake level horses, and (3) breeding of thoroughbreds.  Initially we are focusing on the claiming aspect of the business model while we develop a barn of stake level horses and yearlings. The Company's California Horse Racing Board license number is 293137.

The following is an inventory of the Company’s horses as of March 31, 2008:

Name of Horse (1)	Type	Date Acquired	Interest Owned
Doblado (ARG)	Colt 4 Yr	07/07	100%
Sarah's Cool Dude	Filly 4 Yr.	01/08	100%
Forget You	Filly 10 Yr	01/08	100%
Valondra	Filly 3 Yr.	06/07	35%
Our Emblem Colt	Gelding 2 Yr.	05/07	5%
Angela's Rainbow	Filly 3 Yr.	10/07	10%
Ops Overload	Gelding 6 yr.	10/07	10%
The Emerald King	Gelding 5 Yr.	10/07	25%
Mahalo Maggie	Filly 2 Yr.	02/08	50%

(1) Mezey Howarth Racing Stables also has invested in two Partnerships with Trans Atlantic Racing Stables. The Company holds a 10% interest in one partnership and 1% in the other partnership.  Trans Atlantic is currently searching for horses to fill these partnerships.

Pods

The Company creates Pods of three horses.  Pods are either Running Pods or Breeding Pods.  The Running Pods are horses that are currently running and the levels are follows: (1) Horses $25,000 or greater, (2) Horses $50,000 or greater and (3) Horses $50,000 or greater.   The Company uses the Pod formula to ensure we have quality horses capable in competing in the higher level races.  The Company cannot begin filling another Pod until the previous Pod has been filed, except that one level of the next Pod may be filled prior to the previous Pod being filled.   The Pods will be filled from the Company's claiming, allowance and stake divisions.  The breeding Pods are those that are used to bred horses and are not currently running.   These Pods are broken down as follows:  (1) KY Bred horse, (2) CA bred horse, and (3) yearling or 2-year old. The Company expects to have 3 - 5 running Pods filled for 2008 and 2 - 4 breeding Pods filled by the end of 2008.

Claiming
The Company's Claiming activities consist of identifying horse in claiming races that are more valuable, in the Company's opinion, then their respective claiming price.  The factors leading to a horse being more valuable then its claiming price may be it has been poorly trained to date, has run in the wrong type of races or has dropped in class.  The Company acquires these horses with the intention that the horses will be moved up in claiming class.  The Company believes most of the horses acquired in this manner will be owned by the Company for less than 12 months. A claiming race is one in which all horses entered are eligible to be purchased by a licensed owner or indirectly through a trainer for the specified claiming price (see below for levels of claiming races).  For example, in a $32,000 Claiming all the horses are for sale for the purchase price of $32,000 plus applicable taxes.  The procedure for a claiming race is as follows:  the trainer puts a claim in for the horse prior to the race.  Immediately upon the start of the race the horse is considered sold to the new owner, however, the previous owner maintains any purse winnings from that race. If two or more owners/trainers put a claim in on a horse, then a "shake" occurs to determine who has purchased the horse.  A shake is when each claiming owner is assigned a number.  Then a racing official draws a number at random and the owner with corresponding number has purchased the horse.

The intent behind claiming is to claim horses that are performing below the ability or have been mismanaged by the current owners or trainers.  Thereby, allowing the Company to move the horse up in class and make a profit on the horse being claimed for an amount higher then the Company paid.

For example, the Company acquired Blushing Bear Cat on July 22, 2007 through a $20,000 Claiming Race.  There was three claims on the horse and the Company won the shake and obtain title to the horse (which is done automatically through the racing board).  The Company raced Blushing Bear Cat August on 12, 2007 in a $25,000 claiming race.  Blushing Bear Cat was claimed for $25,000 the Company earned $25,000 from the claim plus the purse winnings of $4,320.

Allowance/Stakes Level Racing

Stakes and allowance races are races in which the horses are not for sale.  Allowance races are a race other than claiming for which the racing secretary drafts certain conditions (see below for more details).  Stakes race are the top level races.  The purse money is significantly higher in allowance and stakes level races.

The Company acquires horses that it believes could compete at these levels.  The Company acquires horse not only in the United States but other countries as well.  Few claimers ever will be able to consistently compete at the allowance or stakes level.  Therefore, the Company acquires horses through private purchases in an attempt to acquire horses that can race in these levels.   Typically, once a horse is acquired in a private sale it will be run in an allowance race to help gauge the talent level of the horse and then depending on the results the Company will move the horse or down in class as needed.

For example, the Company acquired Doblado for $95,000 on July 30, 2007.  Doblado is an Argentinean horse who arrived in the United States in July 2007.  The Company acquired Doblado with the intent of running the horse in first level allowance race (see below for definition) to gauge its level with the hope the horse is capable of running at a stakes level.

Breeding

The Company expects to begin its breeding program in 2008.  The intent to breed horses that will be able to compete in allowance and stake level races.  Additionally, the Company will seek to take advantage of the California Bred Incentive program.  California, and other states, have incentives to bred quality horses in California.  In 2005, California paid over $10,000,000 in Cal Bred bonus via the breeders and sires fund.  The Company is currently looking for between 50 - 200 acres in which to build the breeding farm in Southern California with the intent to purchase 10 - 15 broodmares (female horses) for breeding purchases.  The Company has begun to perform research on broodmares.

Deciding on Horse

When deciding on acquiring the horse the main pieces of information the Company relies on are breeding,  past performance charts and race replays.

Types of Races

Maiden - A race for Non-Winners
Maiden Special Weight - For horses that have never won a race, but cannot be claimed
Claiming - Race in which horses entered are subject to purchase, or "claim", for the specified claiming price (typically the horses have won at least one claiming or maiden race)
Allowance - a race other than claiming for which the racing secretary drafts certain conditions to determine weights
Stakes - The highest level of racing
Class Structure

Stakes
Grade 1 Stakes
Grade 2 Stakes
Grade 3 Stakes
Non-Graded Stakes

Classified Allowance

N4X - Non-Winners of less then 4 races excluding claiming or Madien (also referred to as "nonwinners of four races other than Madien or claiming" or "4th level allowance")
N3X - Non-Winners of less than 3 races excluding claiming or Madien (also referred to as nonwinners of three races other than Madien or claiming" or "3rd level allowance")
N2X - Non-Winners of less than 2 races excluding claiming or Madien (also referred to as nonwinners of two races other than Madien or claiming" or "2nd level allowance")
N1X - Non-Winners of less than 1 races excluding claiming or Madien (also referred to as nonwinners of one race other than Madien or claiming" or "1st level allowance")

Claiming

$100,000 - horses are entered but are subject to sale for the claiming price of $100,000
$80,000 -   horses are entered but are subject to sale for the claiming price of $80,000
$62,500 -   horses are entered but are subject to sale for the claiming price of $62,500
$50,000 -   horses are entered but are subject to sale for the claiming price of $50,000
$40,000 -   horses are entered but are subject to sale for the claiming price of $40,000
$32,000 -   horses are entered but are subject to sale for the claiming price of $32,000
$25,000 -   horses are entered but are subject to sale for the claiming price of $25,000
$20,000 -   horses are entered but are subject to sale for the claiming price of $20,000
$16,000 -   horses are entered but are subject to sale for the claiming price of $16,000
$12,500 -   horses are entered but are subject to sale for the claiming price of $12,500
$8,000  -    horses are entered but are subject to sale for the claiming price of $8,000

Maiden

Maiden Special Weight
$50,000 Maiden Claiming
$32,000 Madien Claiming
$25,000 Madien Claiming

Levels Compared

Levels	Stakes	Allowance	Claiming	maiden
	Grade 1
	Grade 2
	Grade 3
	Non-Graded
		N4X	$100,000
		N3X	$80,000
		N2X	$62,500
		N1X	$50,000 - $40,000
			$32,000
			$25,000
			$20,000
			$16,000 - $12,500	Maiden Special Weight
			$12,500 - $8,000	$50,000 - $32,000 maiden Claiming
				$25,000 maiden Claiming

Competition

The Company is a very small player in the thoroughbred racehorse trading business.  The main competitors include, but not limited to, Juddmonte Farms, STD Racing, and J. Paul Reddam, and Martin Wygod. While we consider bloodlines and the win-loss records of a particular horse's lineage as well as other factors, our success will depend in large measure on our ability to evaluate the potential of a horse. We will rely almost exclusively on J. Wade Mezey and Paul J. Howarth to evaluate a horse and to buy any horse we believe to be a good investment.

Back To Index

ITEM 1A. RISK FACTORS

The statements contained in this report that are not statements of historical fact, including without limitation statements containing the words “believes,” “expects,” “anticipates,” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. We make forward-looking statements from time to time. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may be different.

The following information highlights some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors. Factors that may result in such variances include, but are not limited to the following:

1. We have incurred losses from inception and may never generate profits.

The Company was organized in February 2007. Consequently, the Company has only a limited operating history and limited revenues. Activities to date have been limited to acquiring an interest in certain thoroughbreds, organizational efforts and obtaining initial financing. The Company must be considered in the developmental stage. Prospective investors should be aware of the difficulties encountered by such enterprises, as the Company faces all the risks inherent in any new business, including the absence of any prior operating history, need for working capital and intense competition. The likelihood of success of the Company must be considered in light of such problems, expenses and delays frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

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

3. Because of the limited experience of management in claiming and racing of thoroughbred horses our business could suffer.

J. Wade Mezey and Paul Howarth currently makes all of our decisions regarding the purchasing, training, racing and selling of our thoroughbred horses.  Mr. Mezey and Mr. Howarth has had limited experience in claiming and racing of thoroughbred horses. There can be no assurance that Mr. Mezey and Mr. Howarth will be able to make the decisions necessary to earn a profit in the business.

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

5. Dependence on Key Personnel.

Initially, success of the Company is entirely dependent upon the management efforts and expertise of J. Wade Mezey and Paul Howarth and trainers to be retained by the Company. A loss of the services of any of these individuals could adversely affect the conduct of the Company's business. In such event, the Company would be required to obtain other personnel to manage and operate the Company, and there can be no assurance that the Company would be able to employ a suitable replacement for either of such individuals, or that a replacement could be hired on terms which are favorable to the Company. The Company currently maintains no key man insurance on the lives of any of its officers or directors. Paul Howarth is employed by another Company and works after hours and on the weekends for the Company.

6. Conflict of Interest.

Officers and directors of the Company are subject to potential conflicts of interest in their service to the Company. The Company's interest in Dixie's Ruler was purchased from Paul Howarth. Accordingly, the terms and conditions of that acquisition were not negotiated in arms length transactions. The Company did not obtain an independent appraisal of the value of the interest in that Thoroughbred. However, management is of the opinion that the terms and conditions of the transaction was no less favorable than could be obtained from since the Company paid the same amount that Mr. Howarth paid for his interest in Dixie's Ruler. Since each of the officers and directors is engaged in other business enterprises, and has not devoted their full time to the affairs of the Company, they are also subject to potential conflicts with regard to time, effort and corporate opportunity. Messrs. Mezey and Howarth are each engaged in a variety of other businesses, both within and without the Thoroughbred industry. None of the officers or directors will devote full time to the affairs of the Company. However, officers and directors are aware of their fiduciary duty to the Company and believe they have sufficient time to devote to its affairs. In addition, each of the officers and directors is aware of the doctrine of corporate opportunity as it relates to their position as officers and directors.  Mr. Howarth currently devotes 4-5 hours per week to Company matters.

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

8. Control of the Company.

Management currently controls 72%  of the issued and outstanding shares of our common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because our directors, executive officers, and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

Back To Index

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

10. Possible Rule 144 Sales and Market Overhang.

An aggregate of 9,872,223 shares of the Common Stock presently outstanding are "restricted securities" within the meaning of the 1933 Act and may hereafter be sold in compliance with Rule 144 promulgated thereunder. Rule 144 provides, among other things, and subject to certain limitations, that a person holding restricted securities for a period of one year may sell, every three months, those securities in brokerage transactions in an amount equal to 1% of the Company's outstanding Common Stock or the average weekly trading volume during the four weeks preceding the sale, whichever amount is greater. After two years, holders of restricted stock who are not affiliates of the Company may apply to sell all restricted stock free of restrictions. Possible sales of the Company's Common Shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of the Company's Common Shares.

11. Preferred Stock Authorized.

The Articles of Incorporation of the Company, as amended, authorize the issuance of a maximum of  20,000,000 shares of Preferred Stock, par value $.001 per share.

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

16. Uninsured Losses.

Mortality insurance insures against the death of a horse during the Company's ownership. Surgical insurance covers possible risks of injury during racing or training. However, there is no assurance that insurance will be purchased, or that all of the horses will be covered, or that the amount of insurance will be adequate, or that it will insure against all risks. Currently, the Company does not insure its horses.

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

Back To Index

18. Racetrack Attendance and Wagering.

A decrease in average attendance per racing date coupled with increasing costs could jeopardize the continued existence of certain racetracks which could impact the availability of race tracks available for the Company to race at and then negativity impact its operations.

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

23. Investors Bear Risk of Loss.

The investors of the Company will bear the risk of the Company's operations for the foreseeable future, with no assurance that management will be successful in increasing the growth and profitability of the Company.

23. We may not be able to comply with all current and future government regulation.

Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. In addition, we are subject to laws and regulations regarding the purchase, sale, breeding, transportation, care, and possibly, racing of horses. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. If we are unable to compete effectively with our competitors, we will not be able to increase revenues or generate profits.

24. Our ability to increase revenues and generate profitability is directly related to our ability to compete effectively with our competitors.

There are many competitors in the claiming industry. Due to the fact that the majority of claiming operations are run by private companies and partnerships, we are unable to state the size or profitability of our competitors.

25. There is no assurance that our common stock will be cleared to trade on the over-the-counter Bulletin Board.

A market maker has agreed to file a Form 211 with the National Association of Securities Dealers (the "NASD") to have our Common Stock quoted on the OTC-Bulletin Board. To date, the NASD has not cleared our Common Stock to be quoted on the OTC-Bulletin Board and there is no assurance that our Common Stock will ever be quoted on the OTC-Bulletin Board.

26. We cannot guarantee that an active trading market will develop for our common stock.

There is no public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained. Therefore, purchasers of our Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. There has not been a market for our Common Stock. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

27. Existing stockholders may experience significant dilution from the sale of securities pursuant to our Investment Agreement with Dutchess.

The sale of shares pursuant to our Investment Agreement with Dutchess will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise our put option, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

The common stock to be issued under our agreement with Dutchess will be purchased at a 7% discount to the lowest closing bid price for the ten days immediately following our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our common stock to decline and you may not be able to sell our stock for more than you paid for it.

28. Our securities have been thinly traded, which may not provide liquidity for our investors.

Our securities are quoted on the OTCBB. We are currently trading ion the OTCBB  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Mezey Howarth Racing Stables, Inc.; nor anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.  As of the date of this filing, there is no public market for our securities. We have paid no cash dividends and have no outstanding options. Securities traded on the OTC BB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

29. We may not be able to access sufficient funds under the equity line of credit with Dutchess when needed.

We will depend on external financing to fund our planned expansion. We expect that these financing needs will be partially met by our agreement with Dutchess. However, due to the terms of the Investment Agreement, this financing may not be available in sufficient amounts or at all when needed.

30. Investors may have to contact a broker-dealer to trade our securities.

As a result, you may not be able to buy or sell our securities at the times that you may wish. Even though our securities are quoted on the OTCBB, the OTCBB may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

31. Our stock price is volatile and you may not be able to sell your shares for more than what you paid.

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; and changes in investor perceptions.

The stock market in general has continued to experience volatility which may further affect our stock price.  As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

32. We are in the process of registering an aggregate of  6,000,000 shares of common stock to be issued under the Equity Line of Credit. The sale of such shares could depress the market price of our common stock.

A S-1 was filed with the Securities and Exchange Commission registering an aggregate of 6,000,000 shares of common stock under the registration statement of which this prospectus forms a part for issuance pursuant to the Equity Line of Credit. The sale of these shares into the public market by Dutchess could depress the market price of our common stock.

33. Assuming we utilize the maximum amount available under the Equity Line of Credit, existing shareholders could experience substantial dilution upon the issuance of common stock.

Our Equity Line of Credit with Dutchess contemplates the potential future issuance and sale of up to $10,000,000 of our common stock to Dutchess subject to certain restrictions and obligations. The following table is an example of the number of shares that could be issued at various prices assuming we utilize the maximum amount remaining available under the Equity Line of Credit. These examples assume issuances at a market price of $0.15 per share and at 10%, 25% and 50% below $0.15 per share.

The following table should be read in conjunction with the footnotes immediately following the table.

Percent below current market price	Price per share (1)	Number of shares issuable (2)(5)	Shares outstanding (3)(5)	Percent of outstanding shares (4)(5)
0%	$0.15	66,666,667	82,026,667	81.3%
10%	$0.135	74,074,074	89,434,074	82.8%
25%	$0.1125	88,888,889	104,248,889	85.3
50%	$0..075	133,333,334	148,693,334	89.7%

(1)Represents purchase prices equal to 95% of $0.15 and potential reductions thereof of 10%, 25% and 50%.

(2)Represents the number of shares issuable if the entire commitment of $10,000,000 under the Equity Line of Credit were drawn down at the indicated purchase prices.

(3)Based on 28,207,223 as of February 22, 2008. Our Articles of Incorporation currently authorize 180,000,000 shares of common stock; therefore, we would need to amend our Articles of Incorporation in order to issue these shares. Such an amendment would require the approval of our shareholders and Board of Directors.

(4)Percentage of the total outstanding shares of common stock after the issuance of the shares indicated, without considering any contractual restriction on the number of shares the selling shareholder may own at any point in time or other restrictions on the number of shares we may issue.

(5) The Company currently intends to issue only 6,000,000 under the Investment Agreement with Dutchess.  The entire share requirement for the full $10,000,000 would be 66,666,667.  However, the Company has decided to limit itself to 6,000,000 shares available or $1,004,400 based on current market prices.  If the company decides to issue more than 6,000,000 to Dutchess under the Investment Agreement, we will need to file an additional registration statement with the SEC covering those additional shares.

34. Dutchess will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Dutchess pursuant to the Investment Agreement will be purchased at a five percent discount to the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. Dutchess has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Dutchess sells the shares, the price of our common stock could decrease. If our stock price decreases, Dutchess may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

35. There may not be sufficient trading volume in our common stock to permit us to generate adequate funds from the exercise of our put.

The Investment Agreement provides that the dollar value that we will be permitted to put to Dutchess will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. If the average daily trading volume in our common stock is too low, it is possible that we would only be permitted to exercise a put for $10,000, which may not provide adequate funding for our planned operations.

36. Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

37. The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, the shares of our common stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

ITEM 2. PROPERTIES

The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

Location Facilities	Principal Use	Owned/Leased
San Clemente, California USA	Administrative and Corporate	Leased; provided by J. Wade Mezey
Santa Anita Race Track, Santa Anita, California, USA	Stable	Leased; provided by track and trainer
Rancho Temescal, Piru, California, USA	Stable	Leased; provided by track and trainer
Hemet, California, USA	Stable	Leased; provided by track and trainer
Charlestown, West Virgina, USA	Stable	Leased; provided by track and trainer

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Item 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares, $.001 par value, trade on the OTCBB Stock Market under the symbol “MZYH”. The Company's stock did not begin trading until January 2008.

Holders

As of the close of business on, March 31, 2008, there were approximately 50 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we estimate that the total number of beneficial owners is considerably higher.

Dividends

We have never declared or paid cash dividends on our common shares. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not issued any options as of March 31, 2008.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data as the year ended December 31, 2007 is derived from our audited financial statements. This information should be read together with the financial statements of Mezey Howarth Racing Stables, Inc., including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section is not intended to replace the financial statements.

Item 7. MD&A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Organization of Financial Information

The Company’s Management Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, as discussed under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K. The financial statements and notes are presented in Part IV of this Annual Report on Form 10-K. Included in the financial statements are the Balance Sheet, Statement of Operations, Statement of Shareholders’ Equity and Statement of Cash Flows. The notes, which are an integral part of the financial statements, provide additional information required to fully understand the nature of amounts included in the financial statements. The Company’s Management Discussion and Analysis provides a more detailed discussion related to the operations of business segments.  In the sections that follow, statements with respect to 2007 or fiscal 2007 refer to the period from inception to December 31, 2007.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (the “SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Board of Directors.

Investments

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
The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense). As of December 31, 2007, the Company does not believe there is an impairment of the carrying value of their investments.

Impairment of Long-Lived And Intangible Assets

The Company’s long-lived and intangible assets primarily consist of fixed assets, goodwill and other intangible assets. The Company periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the asset by estimated cash flows and at times by independent appraisals. It compares estimated cash flows expected to be generated from the related assets, or the appraised value of the asset, to the carrying amounts to determine whether impairment has occurred. If the estimate of cash flows expected to be generated changes in the future, the Company may be required to record impairment charges that were not previously recorded for these assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment evaluations are by nature highly subjective. There were no asset impairment charges for the period presented.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Revenue is recorded in accordance with Staff Accounting Bulletin (“SAB”) No. 104 and in certain circumstances in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” The major portion of the Company’s revenue is derived from purse winnings and horse being claimed from the Company. However, the Company has revenue from the sale or gain of horses investments. The Company recognizes purse winnings revenue upon the completion of the race.  The Company recognizes revenue from horses being claimed or from the gain or loss of an investment upon the transfer of title of the horse.

Certain judgments affect the application of the Company’s revenue policy, as mentioned above. Revenue recognition is significant because net revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as training fee, jockey fee and veterinary fees. Revenue results are difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from year to year and quarter to quarter.

Results for the period from Inception to December 31, 2007

Revenues

The following table summarizes our revenues for the period December 31, 2007:

Revenues:
Horse sales	$25,000
Purse winnings	5,301
Other	750

Total	$31,051

Substantially all of the Company's revenues are obtained from sale of horses through claiming races and purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

Cost of Sales

The cost of sales includes the expenses relating to the upkeep of the company's claimers and the acquistion cost of horses that have been claimed from the Company.

General and Administrative Expenses

General and administrative expenses consist primarily of (a) salaries and related personnel costs, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums.

Liquidity and Capital Resources

Net cash provided by (used in):
Operating activities	$(589,221)
Investing activities	(28,675)
Financing activities	637,214

Net increase (decrease) in cash and cash equivalents	$19,318

Cash Flows Used by Operating Activities

Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, and the effect of changes in working capital and other activities.

Cash used in operating activities for the period from February 27, 2007 (inception) to December 31, 2007 was $589,221 and consisted of a $922,903 net loss.  Stock based compensation for the period from Inception to December 31, 2007 was $50,000 for employees and $5,750 for non-employees.

Cash Flows Used in Investing Activities

Cash used in investing activities was $28,675.  Our principal cash investments are related to purchases of horses and from the transfer of real estate to the Company from its officers.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $637,214. Cash flows provided by financing activities consisted primarily from loans or investments from its officers.

Management is of the opinion that the Company is dependent upon the obtaining additional capital and achieving profitable operations to continue as a going concern. The auditors have also issued their opinion that the Company is a going concern.  The Company continues to require cash from outside sources to continue operations, as the Company's operations use, rather than provide cash.

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

In the event management determines it is in the best interest of the Company to retain the services of bloodstock consultants, the factors that will be relied upon in making such choices will include, but not be limited to: the past relationship between the Company and the consultant, if any; the consultant's reputation within the industry; the fees charged by the consultant in performing services; and the geographic area served by the consultant. In the event management determines it is in the best interest of the Company to retain the services of a bloodstock consultant, management anticipates the term of the relationship will be limited to performance of a specified project. Management does not anticipate that any long term relationships or agreements will be entered into with any consultant, although it reserves the right to do so should it be determined to be in the Company's best interest

The Company was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. It is not the intention of the Company to enter into the business of breeding thoroughbreds, although management reserves the right to do so should it ultimately be determined that it is in the best interest of the Company and its shareholders. Management has set its efforts towards producing revenues and profit through the placement of Company Thoroughbreds in established races throughout the United States. Management anticipates that eventually, Company revenues and profit will depend to a certain extent upon the sale or syndication of Company owned Thoroughbreds. It is the intention of management to primarily focus on the acquisition of Yearlings, although horses of racing age may be acquired from time to time depending upon the then existing circumstances. Management anticipates that acquisitions of Bloodstock will initially be limited due to the Company's limited working capital. Results of Operations Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

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

Stakes/Allowance Division

The Stakes/Allowance Division consists of horses that are acquired to run in allowance and stakes level races.  These horses are not intended to be resold and the main source of revenue will be from purse winnings.  This division consists of a higher caliber of horses than the Claiming Division.  The Company will acquire horses for this division through private purchase, auctions and high level claiming race.  For example, the Company acquired Doblado from Argentina to race in allowance and stake races.  The Company is currently allowing Doblado to adjust to the artificial dirt tracks in California.

Investments

This division acquires a minority interest in horses that are owned by other stables.  The purpose of this division is to allow the Company to acquire horses in other states than California without incurring the cost of setting up stables in those states.

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

Real Estate Division

The Company has been deeded three properties from its founders.  These properties were intended to be used at vacation rentals for third parties and shareholders. Subsequent to year end the transaction was rescinded.

ABTTC, INC.

On February 4, 2008, the Company entered into a letter of intent to acquire ABTTC, Inc. for $7,750,000.  ABTTC, Inc. provides drug and alcohol rehabilitation services. It was intended that upon closing of the transaction, ABTTC, Inc. would become a wholly owned subsidiary of Mezey Howarth Racing Stables, Inc.  Paul Howarth is a shareholder of ABTTC, Inc. and abstained from all negotiations related to the transactions and did not vote on the transaction.  In addition, the Company issued 9,722,223 shares of common stock valued at $1,750,000, or $0.18 per share, to ABTTC, Inc. as the initial payment for the acquisition.  The fair value of the Company’s common stock was determined by using the closing market price of the Company’s common stock on the date of issuance. The remaining amount under the proposed acquisition is will be paid over the next 18 months from the date of close.

On March 31, 2008, the Company terminated the pending transaction due to the desire to focus on the horse racing operations before expanding into other business segments. The initial payment of 9,722,223 shares of Company are non-recoverable and served as a break up fee in the event the Company does not close on the transaction without cause. The break up fee was based on ABTTC having received previous cash offers to be acquired and in exchange for ABTTC acting exclusively with the Company. In connection, with the termination the Company forfeited the common stock issued and recorded an expense of $1,750,000.  The Company decided to cancel the ABTTC transaction in order to devote all the resources and time of the Company on growing its breeding division and stable of thoroughbreds instead of adding a subsidiary in a different industry.  Mr. Howarth abstained from all negotiations and discussions related to the transactions and did not vote on the transaction.

Inflation

We believe that inflation has not has a material effect on our operations.

Off Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements.

Recent Accounting Pronouncements

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141R). SFAS 141R will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. This Statement becomes effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 became effective for our financial statements starting January 1, 2008. It does not have a significant impact on our results of operations and financial condition at this time.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets on the face of the balance sheet and providing management's reasons for electing the fair value option for each eligible item. The revisions of SFAS No. 159 are effective beginning January 1, 2008. It does not have a significant impact on our results of operations and financial condition at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Not applicable

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 15(a) (1) of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We are not required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, therefore management has not conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007, the end of the period covered by this report. Our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures have been effective at a reasonable assurance level as a development stage enterprise. However, additional disclosure controls and procedures to improve the assurance level will be proposed, reviewed and implemented by management.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or members of the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The officers and directors of Mezey Howarth Racing Stables, Inc., whose one year terms will expire March 1, 2009, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name	Age	Position
J. Wade Mezey	33	CEO, Secretary and Director
Paul Howarth	40	President, Director

J. Wade Mezey, CEO/Director. Mr. Mezey is our President and CEO and a member of the Board of Directors. Mr. Mezey was previously the President/COO of NAPP Tour, Inc. From 2004 - 2005, Mr. Mezey was the Chief Legal Officer and Interim Chief Accounting Officer of College Partnership, Inc. While at College Partnership Mr. Mezey worked with the auditors and finance department to create a system of accounting control and procedures. From 2003 - 2004, Mr. Mezey worked for Vision Direct Marketing as its Vice-President of Operations and General Counsel. From 2002 - 2003, Mr. Mezey worked as an attorney in Washington D.C. Mr. Mezey graduated from Georgetown University Law Center with an LL.M. in Securities and Financial Regulation. Mr. Mezey received his J.D., with cum laude honors, from New England School of Law and his B.S. from Virginia Commonwealth University.

Paul Howarth, Exec. President/Director. Mr. Howarth is our Exec. Vice-President, CFO and a member of the Board of Directors.  After graduating from Seton Hall University with a BA degree, he continued his graduate studies at Seton Hall University accepting a scholarship from the state of New Jersey. His area of study in graduate school was education and administration. Mr. Howarth previously worked as production manager for Western Home Mortgage Corp.  Mr. Howarth then was recruited by Home Loan Center "HLC" (HomeLoanCenter.com) where he was promoted several times to the level of Director of Production and became a major share holder of the Company. Mr. Howarth was responsible for 13 sales managers and over 150 sales staff. HLC was later sold to Lending Tree.com and Mr. Howarth was recruited by Bear Stearns & CO. (Bear Stearns.com, Beardirect.net) Bear Stearns Residential Mortgage Corp. "Bear Res." is Mr. Howarth's third successful start up in 10 years. Between HLC and Bear Res., Mr. Howarth has helped cultivate on average $500,000,000 per month in funded loan volume. Mr. Howarth was promoted several times with in Bear Stearns escalating to SVP. of Correspondent Lending. Mr. Howarth is also co-founder and co. owner of A Better Tomorrow Inc, (ABTTC.com)a Drug and Alcohol treatment center in Riverside, Ca.

The foregoing persons are promoters of Mezey Howarth Racing Stables, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Mezey devotes all of his time to Company matters.  Mr. Howarth currently devotes 4-5 hours per week to Company matters. After receiving funding per our business plan they intend to devote as much time as the board of directors deems necessary to manage the affairs of the Company. No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment Company, bank, savings and loan association, or insurance Company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee. We intend to form an audit committee, a corporate governance and nominating committee and a compensation committee once our board membership increases. Our plan is to start searching and interviewing possible independent board members in the next six months and have a independent board in place in the next 9 months.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

4.
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.	Executive Compensation

Name and Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
J. Wade Mezey, CEO and Director	2007	50,250(1)	0	0	0	0	0	0
Paul Howarth, President, Director	2007	50,250(1)	0	0	0	0	0	0

(1) This reflects the amount of the deferred that was converted to stock to Mr Mezey and Mr. Howarth.  The remaining amount has been deferred.  The total annual compensation for 2007 was $137,500 for both Mr. Mezey and Mr. Howarth.  Mr. Mezey and Mr. Howarth salary for 2008 where increased to $360,000 and each received a $100,000 bonus for 2008 as well.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. All compensation agreements are determined by Mr. Mezey and Mr. Howarth based their perception of the fair value of the services. Effective February 1, 2008, the Company entered into new employment agreements with J. Wade Mezey and Paul Howarth. The term of each agreement is five years. Under the terms of the agreement, each individual will receive a base annual salary of $360,000, $100,000 bonus payable on the effective date of the agreement that is convertible into common stock at the fair market value of the Company’s common stock on the date of the agreement; $200,000 retention bonus at the end of each year the employee is employed; and if termination is without cause the employee has a right to be paid up to twelve months of salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information on the ownership of Mezey Howarth Racing Stables, Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of March 31, 2008:

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percent Owned
J. Wade Mezey 1001 Ave Pico, Ste C-629, San Clemente, CA 92673	4,750,000(1)	18%
Paul J. Howarth 1001 Ave Pico, ste C-629, San Clemente, CA 92673	7,916,667(1)	28%
The Mezey Howarth Group, Inc. 1001 Ave Pico, Ste C-629, San Clemente, CA 92673	150,000(1)	*
Total	12,816,667(1)	46%

(1) The Mezey Howarth Group currently owns 150,000 shares of Common Stock and was issued 2,525,850 of our Series A Convertible Preferred Stock.  These preferred shares have been split between Mr. Mezey and Mr. Howarth as a result each owns 1,262,925 of these shares.  The 2,525,850  Series A Convertible Preferred Stock can be converted into 25,258,500 shares of Common Stock.   Additionally subsequent to December 31, 2007, Mr. Mezey and Mr. Howarth each own an additional 2,500,000 shares of Series A Convertible Preferred Stock that may convert to 25,000,000 shares of Common Stock that where issued upon converting the $500,000 note from Mr. Mezey.  Therefore, Mr. Mezey and Mr. Howarth each own 3,762,925 shares of Series A Convertible Preferred Stock which may be converted into 37,629,250 shares of Common Stock at anytime.

* Less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company issued 150,000 of unregistered shares of common stock to The Mezey Howarth Group for pre-incorporations services and expenses.  All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

On May 18, 2007, the Company acquired its interest in Dixie's Ruler and Our Emblem 2 Year Colt from Paul Howarth, an officer of the Company, for the price paid by Mr. Howarth for such interests.

In July 2007, the Company received a promissory note from The Mezey Howarth Group for $252,585 in cash and real estate in exchange for 2,525,855 shares of Series A Convertible Preferred Stock.   All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)   In April 1, 2008, the Company and shareholders rescinded the contribution. In connection with the rescindment the shareholders returned 2,101,500 shares of Series A Convertible Preferred stock and the Company transferred back the real estate and related mortgages to the shareholders.

On July 25, 2007, the Company agreed to convert the payroll liabilities of $25,000 payable to J. Wade Mezey into 2,500,000 shares of Common Stock.

On July 25, 2007, the Company agreed to convert the payroll liabilities of $25,000 payable to Paul J. Howarth into 2,500,000 shares of Common Stock.

On January 11, 2008, the Company agreed to convert $150,000 in deferred compensation liabilities owed to each J. Wade Mezey and Paul Howarth into 1,500,000 shares of restricted stock.  Additionally, the Company converted $100,000 in deferred Compensation to J. Wade Mezey and Paul Howarth into 1,000,000 shares of Common Stock under the Company's S-8.

On February 4, 2008, the Company agreed to acquire ABTTC, Inc. for $7,750,000.  Mr.  Howarth is a shareholder of ABTTC, Inc.  Mr. Howarth has abstained from any and all discussions and negotiations regarding this transaction and will abstain from the shareholder vote set for February 20, 2008 on this matter. Subsequent to December 31, 2007, the transaction was cancelled. On March 31, 2008, the Company terminated the pending transaction due to the desire to focus on the horse racing operations before expanding into other business segments. The initial payment of 9,722,223 shares of Company are non-recoverable and served as a break up fee in the event the Company does not close on the transaction without cause. The break up fee was based on ABTTC having received previous cash offers to be acquired and in exchange for ABTTC acting exclusively with the Company. In connection, with the termination the Company forfeited the common stock issued and recorded an expense of $1,750,000.

 On April 1, 2008, the Company transferred title of the real estate deeded from the founders in July 2007 back to the founders.  In exchange, the founders agreed to exchange the previous compensation given to them upon transfering the propoperties in July 2007

Our executive offices are located at  1001 Ave Pico, Suite C-629, San Clemente, California 92673. We believe that this space if adequate to operate our current business and as business warrants we may expand into a larger space.

.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accountants

The Company’s fees for the period ended December 31, 2007, are set forth in the table below.

McKennon Wilson & Morgan LLP

Audit Fees	$24,250
Other Audit Related Fees	12,500

Total	$36,750

For purposes of the preceding table, the professional fees are classified as follows:

•
Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, contents, and assistance with and review of documents filed with the SEC.

•
Other Audit Related Fees – These are fees for other permissible work performed that do not meet the above-described categories, including procedures related to the filing of the Company’s SB-2, S-1 and S-8 registration statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) Index to Consolidated Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page A-1 of this Annual Report on Form 10-A.

(2) Financial Statement Schedules

The financial statement schedules required by this item are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3) Listing of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2008.

Mezey Howarth Racing Stables, Inc.

By	/s/J. Wade Mezey

                        J. Wade Mezey

President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Wade Mezey, his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Wade Mezy J. Wade Mezey	Chief Executive Officer (Principal Executive Officer & Prinicpal Financial and Accounting Officer)	April 15, 2008

Back To Index

Back To Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mezey Howarth Racing Stables, Inc. (formerly MH 1, Inc.)

We have audited the accompanying consolidated balance sheet of Mezey Howarth Racing Stables, Inc. (formerly MH 1, Inc.) as of December 31, 2007, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from February 27, 2007 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mezey Howarth Racing Stables, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from February 27, 2007 (Inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2007, the Company has a working capital and stockholders’ deficit, and it has incurred losses from operations.   These conditions raise substantial doubt about the Company’s  ability to continue as a going concern. Management’s plans are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon, Wilson & Morgan, LLP
April 15, 2008
Irvine, California

MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
CONSOLIDATED BALANCE SHEET

Assets (Note 4)

December 31, 2007
Current Assets:
Cash or cash equivalents	$ 19,318
Investments in limited liability entities (see Note 2)	19,925

Total Current Assets	39,243

Fixed Assets:
Livestock, net of accumulated depreciation of $5,278	89,722
Real estate	1,585,000

Total Assets	$ 1,713,965

Liabilities and Stockholders' Deficit

Current Liabilities:

Accrued liabilities	$ 254,814
Note payable	77,000
Loans payable to related party	79,739
Note payable to related party, net of unamortized discount of $36,364	463,636
Total Current Liabilities (Note 4)	875,189

Long-Term Liabilities

Mortgages payable (Note 4)	1,374,850

Total Liabilities	2,250,039

Stockholder's Deficit (Note 3):
Series A convertible preferred stock, $.001 par value; 20,000,000 authorized; 2,525,855 issued and outstanding as of December 31, 2007.	252,585
Common stock, $.001 par value; 180,000,000 authorized, 7,675,000 issued and outstanding	7,675
Additional paid-in capital	126,569
Accumulated deficit	(922,903)

Total Stockholders' Deficit	(536,074)

Total liabilities and stockholders' equity	$ 1,713,965

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from February 27, 2007 (Inception) to December 31, 2007
Revenue:
Horse sales	$ 25,000
Purse winnings	5,301
Other	750
Total	31,051

Cost of Sales	39,876
Gross Profit	(8,825)

Operating Expenses
General and administrative	871,285

Operating Loss	(880,110)

Other Income (expense):
Minority interest	(8,750)
Interest expense	(33,773)
Other expense	(270)
Net loss	$ (922,903)

Weighted average number of common shares outstanding
Basic and Diluted	3,970,847

Net loss per common share
Basic and Diluted	$ (0.23)

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES
(Formerly MH 1, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period from February 27, 2007 (Inception) through December 31, 2007

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances, February 27, 2007	-	$-	-	$-	$-		$-	$-

Sale of common stock at $.001 per share on March 14, 2007 to founders	-	-	150,000	150	2,030	-	-	2,180

Sale of Series A Preferred Stock at $.10 per Share on June 18, 2007 to founders	2,150,000	215,000	-	-	-	(200,000)		15,000

Repayment of note under stock subscription agreement on July 19, 2007	-	-	-	-	-	27,435	-	27,435
Issuance of common stock to officers at $0.01 per share for services on July 25, 2007	-	-	5,000,000	5,000	45,000	-	-	50,000
Issuance of common stock for acquisition of Doblado at $0.01 per share on July 30, 2007	-	-	300,000	300	2,700	-	-	3,000
Sale of common stock to selling stockholders at $.01 per share on July 31, 2007	-	-	1,650,000	1,650	13,350	-	-	15,000
Issuance of common stock to consultants at $.01 per share for services on August 15, 2007	-		575,000	575	5,175	-	-	5,750
Sale of Series A Preferred Stock at $.10 per Share on September 21, 2007 to founders (Note 3)	375,855	37,585	-	-	-	-	-	37,585
Net fair value of property contributed by shareholders			-	-		172,565	-	172,565
Discount on related party note payable					45,455			45,455
Capital Contribution					12,857			12,857
Net loss	-	-	-	-	-	-	(922,903)	(922,903)
Balances at December 31, 2007	2,525,855	$252,585	7,675,000	$7,675	$126,569	$-	$(922,903)	$(536,076)

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES
(Formerly MH 1, Inc.)
CONSOLIDATED STATEMENT OF CASHFLOWS
For the period from February 27, 2007 (Inception) through December 31, 2007

For the Period from February 27, 2007 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	(922,903)
Minority interest expense	8,750
Stock issued to employees for services	50,000
Stock issued to consultants for services	5,750
Accretion of related party note payable discount	9,090
Depreciation expense	5,278

Adjustments to reconcile net loss to net cash provided
by operating activities:
Accrued liabilities	254,814
Net cash used in operating activities	(589,221)

Cash flows from investing activities:
Investments in limited liability entities	(19,925)
Payments to minority interest	(8,750)
Net cash used in investing activities	(28,675)

Cash flows from financing activities:
Proceeds from related party notes payable	583,439
Payments on releated party loans payable	(3,698)
Capital contribution	12,857
Repayment of note payable	(15,000)
Proceeds from issuance of Series A Preferred Stock	42,436
Proceeds from issuance of common stock	17,180
Net cash provided by financing activities	637,214

Net increase (decrease) in cash for the period	19,318
Beginning cash at inception	-
Cash at the end of the period	$ 19,318

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 7,009

Supplemental disclosure of non cash investing and financing activities
Real estate contributed by related parties	$ 1,585.000
Related party mortgages assumed by the Company	$ 1,374,850
Issuance of note payable for acquisition of Doblado	$ 95,000
Issuance of common stock for repayment of note payable	$ 3,000

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES, INC.
(Formerly MH 1, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Mezey Howarth Racing Stables, Inc. (the "Company"), formerly MH 1, Inc., was organized under the laws of the State of Nevada on February 27, 2007. On June 12, 2007, the Company changed its name to Mezey Howarth Racing Stables, Inc.  The Company's business is the buying, selling and racing thoroughbred race horses of every age from broodmares, weanlings, and yearlings to racing age horses. The Company operates in four different areas in the horse racing industry.  The four areas include: (1) Claiming, (2) Racing allowance and stake level horses, and (3) breeding of thoroughbreds.  Initially we are focusing on the claiming aspect of the business model while we develop a barn of stake level horses and yearlings. The Company's California Horse Racing Board license number is 293137.  During September 2007, the Company exited the development stage as defined in Financial Accounting Standards Board Statement No. 7 due to the commencement of intended operations and the generation of revenues from such operations.

Cash Equivalents

Management considers all highly-liquid investments with an original maturity of three (3) months or less to be cash equivalents.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company just exited the development stage and has not earned any significant revenues from operations as of December 31, 2007.   It is the Company’s plan to become profitable through the acquisition of at least 50 horses and to earn revenues from racing these horses.  To finance these planned acquisitions, the Company has plans to raise $1,000,000 in capital through either debt or equity offerings.  There are no assurances that management will be able to raise these funds, to obtain 50 horses or generate sufficient revenues from racing these horses to achieve profitability. These conditions raise substantial doubt about its ability to continue as a going concern.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determined and collectibility is reasonably assured.  The Company currently has three different revenue sources from horse racing:  Claiming, Allowance/Stakes, and Investment in other's horses.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and partially owned subsidiaries. The Company uses the consolidation method of accounting for companies where its ownership is over 50% and for other ventures and partnerships in which a controlling interest is held. All significant inter-company transactions have been eliminated.

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

The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense). As of December 31, 2007, the Company does not believe there is an impairment of the carrying value of their investments.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.  As of December 31, 2007, the Company’s deferred tax assets consisted of net operating losses of $922,903, tax effect loss of $341,804.  The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized for federal income tax purposes expiring in 2027.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding. The Series A Convertible Preferred Stock converts into 25,258,555 shares of Common Stock and have been excluded from the diluted net loss per share for the period from February 27, 2007 (Inception) to December 31, 2007, as the effects would have been anti-dilutive.

Fair Value of Financial Instruments

Financial instruments are recorded on the consolidated balance sheets. The carrying amount for accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Long-Lived Assets

The Company depreciates horses that it acquires a 50% or greater position in.  The Company depreciates the horse via straight line depreciation over its useful life of nine years.  The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

New Accounting Pronouncements

 SFAS No. 141R, Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141R). SFAS 141R will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. This Statement becomes effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 became effective for our financial statements starting January 1, 2008. It does not have a significant impact on our results of operations and financial condition at this time.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets on the face of the balance sheet and providing management's reasons for electing the fair value option for each eligible item. The provisions of SFAS No. 159 are effective beginning January 1, 2008. It does not have a significant impact on our results of operations and financial condition at this time.

NOTE 2 - INVESTMENTS

As of December 31, 2007, the Company's investments in the Horses are done through the acquisition of interest in LLP or LLC that own the horse.  Each LLP or LLC owns a single horse and its sole business plan is the business of that horse.  Upon the death or sale of the horse, the LLP or LLC will be dissolved and the proceeds will be distributed to the members.  All investments at December 31, 2007, were accounted for under the cost method due to the Company not have significant influence over any of the entities. The Company currently has invested the following amounts and percentages of the LLP or LLC:

The Emerald King	$ 6,000	25%
Valondra (Partnership 56, LLP)	11,375	35%
Three Across (Partnership 52, LLP):	1,425	5%
Angela's Rainbow & Ops Overload:	900	10%
Roar in Solana (Partnership 57, LLP):	225	1%

Total Invested	$19,925

The Company acquired 100% interest in Blushing Bear Cat through a claming race at Del Mar for $21,150.  The Company proceeded to sell 35% of its interest in Blushing Bear Cat to Trans Atlantic Racing Stable for $7,543.  At a subsequent race, Blushing Bear Cat was claimed. The Company recognized a gain on the sale of approximately $2,500 and distributed to Trans Atlantic Racing Stable its share of the proceeds of $8,500.

NOTE 3 – NOTE PAYABLE

On July 31, 2007, the Company purchased a horse with a note payable in the amount of $95,000.  The note bears no interest and is due on December 31, 2008.  The Company made payments of $18,000 against the note during the period from February 27, 2007 (inception) through December 31, 2007.

See Note 6 for discussion of mortgages payable.

NOTE 4 - COMMITTMENTS

On October 8, 2007, the Company entered into an agreement with a consulting firm named Renegade Farms whereby the firm would assist the company in searching for horses throughout the world for the Company to purchase or to make investments in.  Total amounts paid to Renegade Farms for the period from February 27, 2007 (Inception) through December 31, 2007 under the contract were $500,000. This agreement expired as December 31, 2007.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

On March 14, 2007, the Company sold for 150,000 shares of its common stock to various investors for $2,180 in cash. The proceeds were mostly used to pay expenses.

In July 2007, the Company issued 2,525,855 shares of Series A Convertible Preferred Stock to Mezey Howarth Group in exchange for $42,435 in cash and $210,150 net real estate contributed to the Company. See Note 6 for additional information regarding the transfer of the real estate.

On July 25, 2007, the Company issued 5,000,000 shares of it $0.001 par value common stock in exchange for $50,000 in accrued salaries to it officers at $0.01 per share price, the deemed fair value of the Company’s common stock on the date of issuance.

On July 30, 2007, 300,000 shares were issued in exchange for the purchase of a horse named Doblado valued at $3,000 or $.01 per share price, the deemed fair value of the Company’s common stock on the date of issuance. The value of the common stock issued for Doblado was offset against the note payable resulting from Doblado's purchase

On July 31, 2007, the Company sold 1,650,000 shares of common stock to various investors for $15,000n cash.

August 15,  2007, the Company issued 575,000 shares of its $0.001 par value common stock to consultants that assist the Company in identifying horses to acquire for $5,750 in services at $0.01 per share price, the deemed fair value of the Company’s common stock on the date of issuance..  The fair value of the common stock was expensed immediately as these shares were fully vested and the consultant did not have any further obligation to perform.

See Note 7 for discussion of subsequent events.

Stock Option Plan

The Company's Incentive Stock Plan ("Incentive Plan") was adopted in 2007. An aggregate of 14,000,000 shares of common stock were reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by the Board of Directors. The Board of Directors determines, subject to the provisions of the Incentive Plan, the employees to whom incentives are awarded. The Board of Directors may award (i) "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, (ii) "non-qualified stock options" (options which do not meet the requirements of Section 422), (iii) shares of "restricted stock", (iv) stock grants and (v) "stock bonuses". Subject to the terms of the Incentive Plan, the Board of Directors will also determine the prices, expiration dates and other material features of the incentive awards. As of December 31, 2007, 575,000 shares of common stock were issued under the Incentive Plan.

Preferred Stock

The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock provides for voting rights of 20 to one and conversion rights of ten to one.  As of December 31, 2007, there have been 2,525,855 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding. See Note 6 for discussion of the issuance.  The Series A Convertible Preferred Stock has preferences in liquidation but not with regard to dividends.

NOTE 6 - RELATED PARTY TRANSACTIONS

Purchase of Horses

The initial purchases of horses where purchased from Paul Howarth.  The transactions where conducted at the purchase price that Mr. Howarth paid.  Total amounts paid to Paul Howarth related to these transactions were $2,950.

Purchase of Series A Convertible Preferred Stock

In July 2007, the Company received a promissory note from The Mezey Howarth Group for $252,585 in cash and real estate in exchange for 2,525,855 shares of Series A Convertible Preferred Stock.

In July 2007, the Company’s majority shareholders, J. Wade Mezey and Paul Howarth, deeded three real estate parcels to the Company.  As a result of these transactions the Company received $1,585,000 in assets and $1,374,850 in liabilities.  These transactions where accounted for on the carry over basis; the original cost of the acquired assets by these related parties.  The mortgage underlying the liabilities currently have interest rates ranging from 6.5% - 11.5% and are interest only notes until July 1, 2008, June 1, 2010, and August 1, 2011. The mortgages are secured by the underlying properties and are not crossed secured by the non-underlying properties.  The mortgages have been personally secured by the officers of the Company.  On April 1, 2008, the Company and shareholders rescinded the contribution. In connection with the rescindment the shareholders returned 2,101,500 shares of Series A Convertible Preferred stock and the Company transferred back the real estate and related mortgages to the shareholders. The Company is currently assessing the accounting for this transaction. The Series A Convertible Preferred was valued at approximately $2,521,800 at the rescindment date, where the real estate had a net carrying value of $210,150.  The following is a summary of the real estate contributed and mortgages assumed.

	Real Estate	Mortgage
La Quinta	$ 650,000	$ 594,850
Temecula	615,000	492,000
Willow Springs	320,000	288,000
	$ 1,585,000	$ 1,374,850

Shareholder Notes Payable

In September 2007, the Company received loans from Wade Mezey in the amount of $500,000 and from Cindy Howarth in the amount $20,000 to be used for operations.  These notes are due on December 31, 2008 and incur no interest. Upon funding, the Company recorded imputed interest of $45,455 at 10% as a discount to the note and is amortizing until maturity. For the period from February 27, 2007 (Inception) to December 31, 2007, the Company amortized $9,091 of the discount to interest expense. The note payable to J. Wade Mezey was converted into common stock in January 2008, see Note 7 for additional information.

In addition, in November and December 2007, Wade Mezey loaned the Company an additional $59,739 for operating purposes. The loans are due on demand and incur no interest. See Note 7 for additional advances subsequent to December 31, 2007.

NOTE 7 - SUBSEQUENT EVENTS

January 11, 2008, the Company issued 1,000,000 shares of common stock to J. Wade Mezey in satisfaction of $100,000 in accrued compensation. The common stock was valued at $0.10 on the date of the conversion based on the deemed fair market value of the Company’s common stock.

January 11, 2008, the Company issued 1,000,000 shares of common stock to Paul Howarth in satisfaction of $100,000 in accrued compensation. The common stock was valued at $0.10 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.

January 11, 2008, the Company issued 2,000,000 shares of common stock to Renegade Farms valued at $300,000. The common stock was issued in connection with a consulting agreement, whereby Renegade Farms will be assisting the company in searching for horses throughout the world and collecting samples of blood and tissue from various horses for genetic testing and DNA profiling.  The common stock was valued at $0.15 per share based on the deemed fair market value of the Company’s common stock on the date of the transaction. Under the agreement Renegade Farms does not have any future performance conditions related to the common stock and thus, the Company expensed the value of the common stock on the date of the transaction.

January 11, 2008, the Company converted the $500,000 note payable due to J. Wade Mezey into 5,000,000 shares of Series A Convertible Preferred Stock at $0.10 per share. Of these shares, 2,500,000 shares were issued J. Wade Mezey and Paul Howarth. As a result of the conversion, $250,000 was recorded a interest expense based on the fair market value on the date of the transaction.

On January 15, 2008, the Company issued 3,810,000 shares of common stock to a consultant for services related to the promotion of the Company’s horses. The Company valued the common stock at $0.155 per share, totaling $600,000 based on the fair market value of the Company’s common stock on the date of the transaction. Under the agreement the consultant does not have any future performance conditions related to the common stock and thus, the Company expensed the value of the common stock on the date of the transaction.

January 21, 2008, the Board of Directors voted to increase the number of authorized common shares to 180,000,000 and preferred shares to 20,000,000.

On January 28, 2008, the Company entered into an Investment Agreement with Dutchess also referred to as an Equity Line of Credit. Pursuant to Sections 2(a) and 2(b) of that agreement, following notice to Dutchess, we may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 93% of the lowest closing bid price of our common stock during the five day period following that notice. Each put will be equal to either (a) 200% of the average daily volume of our common stock for the three trading days prior to the put notice date, multiplied by the average of the three daily closing best bid prices immediately preceding the Put or (b) $250,000. To date no proceeds from the agreement have been received.

Effective February 1, 2008, the Company entered into new employment agreements with J. Wade Mezey and Paul Howarth. The term of each agreement is five years. Under the terms of the agreement, each individual will receive a base annual salary of $360,000, $100,000 bonus payable on the effective date of the agreement that is convertible into common stock at the fair market value of the Company’s common stock on the date of the agreement; $200,000 retention bonus at the end of each year the employee is employed; and if termination is without cause the employee has a right to be paid up to twelve months of salary.

On February 4, 2008, the Company entered into a letter of intent to acquire ABTTC, Inc. for $7,750,000.  ABTTC, Inc. provides drug and alcohol rehabilitation services. It was intended that upon closing of the transaction, ABTTC, Inc. will become a wholly owned subsidiary of Mezey Howarth Racing Stables, Inc.  Paul Howarth is a shareholder of ABTTC, Inc. and has abstained from all negotiations related to the transactions and did not vote on the transaction.  In addition, the Company issued 9,722,223 shares of common stock valued at $1,750,000, or $0.18 per share, to ABTTC, Inc. as the initial payment for the acquisition.  Paul Howarth received 30% of the shares of common stock.  The fair value of the Company’s common stock was determined by using the closing market price of the Company’s common stock on the date of issuance. The remaining amount under the proposed acquisition is will be paid over the next 18 months from the date of close. On March 31, 2008, the Company terminated the pending transaction due to the desire to focus on the horse racing operations before expanding into other business segments. The initial payment of 9,722,223 shares of Company are non-recoverable and served as a break up fee in the event the Company did not close on the transaction without cause. The break up fee was based on ABTTC having received previous cash offers to be acquired and in exchange for ABTTC acting exclusively with the Company. In connection, with the termination the Company forfeited the common stock issued and will record an expense of $1,750,000.

On April 1, 2008, the Company transferred title of the real estate deeded from the founders in July 2007 back to the founders.  In exchange, the founders agreed to exchange the previous compensation given to them upon transfering the propoperties in July 2007.

From January 1, 2008 through April 11, 2008, Wade Mezey has lent the Company an additional $49,397 for operating expenses.