Form 10-Q
period 2008-03-31
Mezey Howarth Racing Stables, Inc.
filed 2008-05-21
CIK 1393922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52529

MEZEY HOWARTH RACING STABLES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8623320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Ave Pico, Ste C-629
San Clemente, CA	92673
(Address of principal executive offices)	(Zip Code)

949.429.4001
(Registrant's telephone number, including area code)

Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,

or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2008, the registrant had 34,163,223 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Mezey Howarth,” and the “Company” mean Mezey Howarth Racing Stables, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

MEZEY HOWARTH RACING STABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets (Note 4)

	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash or cash equivalents	$1,045	$19,318
Investments in limited liability entities (see Note 2)	27,198	19,925

Total current assets	28,243	39,243

Fixed assets:
Livestock	87,083	89,722
Real estate	1,585,000	1,585,000

Total assets	$1,700,326	$1,713,965

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Accrued liabilities	$34,813	$254,814
Note payable	77,000	77,000
Loans payable to related party	129,137	79,739
Note payable to related party, net of unamortized discount of $36,364 at December 31, 2007	-	463,636
Total current liabilities (Note 5)	240,950	875,189

Long-term liabilities

Mortgages payable (Note 5)	1,374,850	1,374,850

Total liabilities	1,615,800	2,250,039

Stockholder's equity (deficit) (Note 4):
Series A convertible preferred stock, 20,000,000 authorized; 7,525,855 and 2,525,855 issued and outstanding, respectively	752,585	252,585
Common stock, par value $.001, 180,000,000 authorized; 28,207,223 and 7,675,000 issued and outstanding, respectively	28,207	7,675
Additional paid-in capital	3,515,637	126,569
Accumulated deficit	(4,211,903)	(922,903)

Total stockholders' equity (deficit)	84,526	(536,074)

Total liabilities and stockholders' equity (deficit)	$1,700,326	$1,713,965

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2008	Period from Inception to March 31, 2007

Revenue:
Horse Sales	$ -	$ -
Purse Winnings	-	-
Other	-	-
Total revenue	-	-

Cost of Sales	12,214	-
Gross profit	(12,214)	-

Operating expenses
General and administrative	1,489,681	1,980

Operating ross	(1,489,681)	(1,980)

Other income (expense):
Rental Income	3,465	-
Break Up Fee for Termination of Acquistion	(1,750,000)	-
Interest Expense	(40,570)	-
Net Loss	$ (3,289,000)	$ (1,980)

Weighted average number of common shares outstanding
Basic and Diluted	21,010,568	150,000

Net loss per common share
Basic and Diluted	$ (0.16)	$ *

* Less than $.01

 The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three month period ended March 31, 2008
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage
	Shares	Amount	Shares	Amount		Total Stockholders’ Equity

Balances at December 31, 2007	2,525,855	$252,585	7,675,000	$7,675	$126,569	$(922,903)	$(536,074)
		-
Issuance of common stock to officers at $0.15 per share for services	-	-	2,000,000	2,000	298,000	-	300,000
Issuance of common stock to consultants at $.15 per share for services	-	-	2,000,000	2,000	298,000	-	300,000
Conversion of related party note payable into preferred stock	5,000,000	500,000	-	-	-	-	500,000
Issuance of common stock to consultants at $.16 per share for services	-	-	3,810,000	3,810	605,790	-	609,600
Issuance of common stock to ABTTC shareholders as a break up fee	-	-	9,722,223	9,722	1,740,278	-	1,750,000
Issuance of common stock to officers for services	-	-	3,000,000	3,000	447,000	-	450,000
Net loss	-	-	-	-	-	(3,289,000)	(3,289,000)
Balances at March 31, 2008	7,525,855	$752,585	28,207,223	$28,207	$3,515,637	$(4,211,903)	$84,526

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2008	Period from inception to March 31, 2007
Cash flows from operating activities:
Net loss	$(3,289,000)	$(1,980)
Stock issued to employees for services	600,000	-
Stock issued to consultants for services	1,059,600	-
Break up fee for termination of acquisition	1,750,000	-
Accretion of discount on note payable	36,364	-
Depreciation expense	2,639	-
Adjustments to reconcile net loss to net cash provided
by operating activities:
Accrued liabilities	(220,001)	-
Net cash used in operating activities	(60,398)	(1,980)
		-
Cash flows from investing activities:
Investments in limited liability entities	(8,119)	-
Return on investment in limited liability entites	846	-
Net cash used in investing activities	(7,273)	-

Cash flows from financing activities:
Proceeds from related party note payable	49,398	-
Proceeds from issuance of common stock	-	2,180
Net cash provided by financing activities	49,398	2,180

Net increase (decrease) in cash for the period	(18,273)	200
Beginning cash at inception	19,318	-
Cash at the end of the period	$1,045	$200

The accompanying notes are an integral part of the consolidated financial statements.

MEZEY HOWARTH RACING STABLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Basis of Presentation

The unaudited condensed consolidated financial statements of Mezey Howarth Racing Stables Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report. All material inter-company accounts and transactions have been eliminated in consolidation.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company just exited the development stage, has not earned any significant revenues from operations as of March 31, 2008, and requires additional financing.   These conditions raise substantial doubt about its ability to continue as a going concern.  It is the Company’s plan to become profitable through the acquisition of at least 50 horses and to earn revenues from racing these horses.  To finance these planned acquisitions, the Company has plans to raise $1,000,000 in capital through either debt or equity offerings.  There are no assurances that management will be able to raise these funds, to obtain 50 horses or generate sufficient revenues from racing these horses to achieve profitability.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding. The Series A Convertible Preferred Stock converts into 75,258,550 shares of Common Stock and have been excluded from the diluted net loss per share for the period from ending March 31, 2008, as the effects would have been anti-dilutive.

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

NOTE 2 - INVESTMENTS

As of March 31, 2008, the Company's investments in the Horses are done through the acquisition of interest in LLP or LLC that own the horse.  Each LLP or LLC owns a single horse and its sole business plan is the business of that horse.  Upon the death or sale of the horse, the LLP or LLC will be dissolved and the proceeds will be distributed to the members.  All investments at March 31, 2008, were accounted for under the cost method due to the Company not have significant influence over any of the entities. The Company currently has invested the following amounts and percentages of the LLP or LLC:

The Emerald King	$6,000	25%
Mahalo Maggie	8,119	50%
Valondra (Partnership 56, LLP)	11,375	35%
Three Across (Partnership 52, LLP):	1,425	5%
Angela's Rainbow & Ops Overload:	54	10%
Roar in Solana (Partnership 57, LLP):	225	1%

Total Invested	$27,198

NOTE 3 - COMMITTMENTS

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On January 11, 2008, the Company issued 1,000,000 shares of common stock to J. Wade Mezey in satisfaction of $150,000 in accrued compensation. The common stock was valued at $0.15 on the date of the conversion based on the deemed fair market value of the Company’s common stock.

On January 11, 2008, the Company issued 1,000,000 shares of common stock to Paul Howarth in satisfaction of $150,000 in accrued compensation. The common stock was valued at $0.15 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.

On January 11, 2008, the Company issued 2,000,000 shares of common stock to Renegade Farms valued at $300,000. The common stock was issued in connection with a consulting agreement, whereby Renegade Farms will be assisting the company in searching for horses throughout the world and collecting samples of blood and tissue from various horses for genetic testing and DNA profiling.  The common stock was valued at $0.15 per share based on the deemed fair market value of the Company’s common stock on the date of the transaction. Under the agreement Renegade Farms does not have any future performance conditions related to the common stock and thus, the Company expensed the value of the common stock on the date of the transaction.

On January 15, 2008, the Company issued 3,810,000 shares of common stock to a consultant for services related to the promotion of the Company’s horses. The Company valued the common stock at $0.16 per share, totaling $609,600 based on the fair market value of the Company’s common stock on the date of the transaction. Under the agreement the consultant does not have any future performance conditions related to the common stock and thus, the Company expensed the value of the common stock on the date of the transaction.

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

See Note 6 for discussion of subsequent events.

Preferred Stock

The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock provides for voting rights of twenty to one and conversion rights of ten to one.  As of March 31, 2008, there have been 7,525,855 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding. See Note 5 for discussion of the issuance.  The Series A Convertible Preferred Stock has preferences in liquidation but not with regard to dividends.

NOTE 5 - RELATED PARTY TRANSACTIONS

Purchase of Series A Convertible Preferred Stock

In July 2007, the Company’s majority shareholders, J. Wade Mezey and Paul Howarth, deeded three real estate parcels to the Company.  As a result of these transactions the Company received $1,585,000 in assets and $1,374,850 in liabilities.  These transactions where accounted for on the carry over basis; the original cost of the acquired assets by these related parties.  The mortgage underlying the liabilities currently have interest rates ranging from 6.5% - 11.5% and are interest only notes until July 1, 2008, June 1, 2010, and August 1, 2011. The mortgages are secured by the underlying properties and are not crossed secured by the non-underlying properties.  The mortgages have been personally secured by the officers of the Company.  On April 1, 2008, the Company and shareholders rescinded the contribution. In connection with the rescission the shareholders returned 2,101,500 shares of Series A Convertible Preferred stock and the Company transferred back the real estate and related mortgages to the shareholders. No gain will be recognized through this transaction. The Series A Convertible Preferred was valued at approximately $2,521,800 at the rescission date, where the real estate had a net carrying value of $210,150.  The following is a summary of the real estate contributed and mortgages assumed:

	Real Estate	Mortgage
La Quinta	$650,000	$594,850
Temecula	615,000	492,000
Willow Springs	320,000	288,000
	$1,585,000	$1,374,850

The following is a pro-forma balance sheet as of the date of the recession date.

Total assets	$115,326

Total liabilities	240,950
Series A convertible preferred stock	792,435
Total stockholders' deficit	(125,624)
Total liabilities and stockholders' equity	$115,326
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

In October 2007, J. Wade Mezey informed the Company and the Board of Directors of his decision to convert the $500,000 note payable into 5,000,000 shares of Series A Convertible Preferred stock. On January 11, 2008, the Company issued 5,000,000 shares of Series A Convertible Preferred stock in satisfaction of the $500,000 note payable due to J. Wade Mezey.

From January 1, 2008 through March 31, 2008, Wade Mezey has lent the Company an additional $49,398 for operating expenses. Total amounts due to Wade Mezey for advances at March 31, 2008 are $109,137.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2008, the Company transferred title of the real estate deeded from the founders in July 2007 back to the founders.  In exchange, the founders agreed to exchange the previous compensation given to them upon transferring the properties in July 2007, see Note 5.

On April 21, 2008, the Company issued 1,469,000 shares of common stock to a consultant in satisfaction of $58,760 in accrued compensation. The common stock was valued at $0.04 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock. The services provided included website optimization and increased awareness of the company’s website.

On April 21, 2008, the Company issued 325,000 shares of common stock to a consultant in satisfaction of $13,000 in accrued compensation. The common stock was valued at $0.04 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.  The services provided included consulting services in assisting the Company to redesign and update its website.

On May 4, 2008, the Company issued 4,162,000 shares of common stock to a consultant in satisfaction of $83,244 in accrued compensation. The common stock was valued at $0.02 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.  The services provided related to the research of thoroughbred genetics and review of contracts.

On May 8, 2008, the Board of Directors voted to increase the number of authorized common shares to 500,000,000 and preferred shares to 20,000,000.

On May 15, 2008, Ops Overload was claimed from the Company for $5,000.  The Company owns 10% of the partnership that included Ops Overlord.  Angela’s Rainbow still remains in the partnership that previously contained both Angela’s Rainbow and Ops Overlord.

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward Looking Statement

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2007 which includes our audited financial statements for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-Q and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

The Company’s significant accounting policies are described in Note 1 in the Company's Form 10-KSB for its fiscal year ended December 31, 2007. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Board of Directors.

Results for the three months ended March 31, 2008 compared to the period from Inception February 27, 2007 to March 31, 2007

Cost of Sales

The cost of sales includes the expenses relating to the upkeep of the company's claimers and the acquisition cost of horses that have been claimed from the Company.   Significant costs included in costs of sales for the three months ended March 31, 2008, were $12,214 for training fees, veterinary fee and other costs associated to the Company’s thoroughbreds.

General and Administrative Expenses

General and administrative expenses consist primarily of (a) salaries and related personnel costs, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums. Significant costs included in general and administrative expenses for the three months ended March 31, 2008, were $1,489,681 for which includes professional fees, consultation fee, salaries, and management fees.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from our thoroughbreds, the issuance of equity securities, and amounts available for borrowing from our officers. At March 31, 2008, our cash and cash equivalents totaled $1,045.

From January 1, 2008 through March 31, 2008, Wade Mezey has lent the Company an additional $49,398. The proceeds of this loan were for operating expenses. The total amount lent from Wade Mezey and currently owed is $109,137.  The note is due on demand and will begin accruing interest at 5% on April 1, 2008.

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for only the next several weeks. We are currently seeking additional financing to fund our business or a strategic transaction. We cannot assure you that such financing or a strategic transaction can be obtained or completed by us on favorable terms, or at all.

Operating Activities

Cash used in operating activities was $60,398 for the first three months of fiscal 2008, compared to cash used of $1,980 for the same period in fiscal 2007. Operating cash flows for the first three months of fiscal 2008 reflect our net loss of $3,289,000, offset by changes in working capital and for non-cash expenses (primarily stock-based compensation).

Operating cash flows for the three months of fiscal 2007 reflect our net loss of $1,980.

Investing Activities

Cash used by investing activities was $7,273 for the first three months of fiscal 2008 compared to cash provided of $0 for the same period in fiscal 2007.

Financing Activities

Cash provided by financing activities was $49,398 for the first three months of fiscal 2008, compared to cash provided of $2,180 for the comparable period of fiscal 2007.

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

The Company's long term objective is to develop a stable of race horses sufficient to generate a steady stream of revenue and profit. In order to achieve this objective, management anticipates the need for substantial additional capital. Depending upon the success of its initial efforts, on the state of the thoroughbred industry and other factors beyond the Company's control, management anticipates conducting a subsequent public offering in the future to obtain such capital. Syndication or sale of Company Thoroughbreds may also provide a source of capital.

Real Estate Division

The Company has been deeded three properties from its founders.  These properties were intended to be used at vacation rentals for third parties and shareholders. Subsequent to quarter end the transaction was rescinded.

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

On March 31, 2008, the Company terminated the pending transaction due to the desire to focus on the horse racing operations before expanding into other business segments. The initial payment of 9,722,223 shares of Company are non-recoverable and served as a breakup fee in the event the Company does not close on the transaction without cause. The breakup fee was based on ABTTC having received previous cash offers to be acquired and in exchange for ABTTC acting exclusively with the Company. In connection, with the termination the Company forfeited the common stock issued and recorded an expense of $1,750,000.  The Company decided to cancel the ABTTC transaction in order to devote all the resources and time of the Company on growing its breeding division and stable of thoroughbreds instead of adding a subsidiary in a different industry.  Mr. Howarth abstained from all negotiations and discussions related to the transactions and did not vote on the transaction.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our   Chief  Executive  Officer  and  Chief  Financial  Officer  evaluated  our "disclosure  controls  and  procedures"  (as  defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange  Act")  as  of  a date within 90 days  before the filing date of this report and has concluded that  as  of  the evaluation date, our disclosure controls and procedures are effective to ensure that information  we are required to disclose in reports that we file or submit under the Exchange  Act  is recorded, processed, summarized and reported within the time periods specified  in  the  Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could   significantly   affect   these controls.  There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEZEY HOWARTH RACING STABLES, INC.

By: /s/ Wade Mezey
May 21, 2008	Wade Mezey
Chief Executive Officer

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