Form 10-Q
period 2008-06-30
Forterus, Inc.
filed 2008-08-19
CIK 1393922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52529

FORTERUS, INC..
(Exact name of registrant as specified in its charter)

NEVADA	20-8623320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

412 Olive Street, Suite 263
Huntington Beach, CA	92648
(Address of principal executive offices)	(Zip Code)

949.429.4001
(Registrant's telephone number, including area code)

Mezey Howarth Racing Stables, Inc.
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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2008, the registrant had 6,138,260 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Mezey Howarth,” and the “Company” mean Mezey Howarth Racing Stables, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

FORTERUS, INC.
(formerly Mezey Howarth Racing Stables, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets (Note 4)

	June 30, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash or cash equivalents	$1,933	$19,318
Investments in limited liability entities (see Note 2)	26,869	19,925

Total current assets	28,801	39,243

Fixed assets:
Livestock	84,444	89,722
Real estate	-	1,585,000

Total assets	$113,246	$1,713,965

Liabilities and Stockholders' Deficit

Current liabilities:

Accrued liabilities	$235,465	$254,816
Note payable	77,000	77,000
Loans payable to related party	149,212	79,739
Note payable to related party, net of unamortized discount of $36,364 at December 31, 2007	-	463,636
Total current liabilities (Note 6)	461,677	875,191

Long-term liabilities

Mortgages payable (Note 6)	-	1,374,850

Total liabilities	461,677	2,250,041

Stockholder's deficit (Note 5):
Series A convertible preferred stock, 20,000,000 authorized; 5,424,355 and 2,525,855 issued and outstanding, respectively	542,436	252,585
Common stock, par value $0.001, 180,000,000 authorized; 683,260 and 153,500 issued and outstanding, respectively	683	153
Additional paid-in capital	3,698,165	134,089
Accumulated deficit	(4,589,715)	(922,903)

Total stockholders' deficit	(348,431)	(536,076)

Total liabilities and stockholders' deficit	$113,246	$1,713,965

The accompanying notes are an integral part of the consolidated financial statements.

FORTERUS, INC.
(Formerly Mezey Howarth Racing Stables, Inc)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ending June 30
	2008	2007	Six Months Ending June 30, 2008	For the peroid from Inception to June 30, 2007
Revenue
Horse Sales	$-	$-	$-	$-
Purse Winnings	-	-	-	-
Other	-	-	-	-
Total Revenue	-	-	-	-

Cost of Sales	9,639	-	21,853	-
Gross Profit (Loss)	(9,639)	-	(21,853)	-

Operating Expenses
General and administrative	361,909	27,000	1,851,591	28,980

Operating Loss	(371,549)	(27,000)	(1,873,444)	(28,980)

Other Income (Expense)
Interest Expense	(7,293)	-	(47,863)	-
Rental Income	-	-	3,465	-
Break Up Fee	-	-	(1,750,000)	-
Return on Investment in Race Horses	1,030	-	1,030	-
Net loss	$(377,811)	$(27,000)	$(3,666,812)	$(28,980)

Net Loss Per Common Share
Basic and Diluted	$(0.58)	$(9.00)	$(6.84)	$(9.66)

Weighted Average Common Shares Outstanding	651,464	3,000	535,929	3,000

 The accompanying notes are an integral part of the consolidated financial statements.

FORTERUS, INC.
(Formerly Mezey Howarth Racing Stables, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ending June 30, 2008	Forthe Perod from Inception to June 30, 2007
Cash flows from operating activities:
Net loss	$(3,666,812)	$(28,980)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued to employees for services	600,000	-
Stock issued to consultants for services	1,214,604	-
ABTTC for cancelled acquisition	1,750,000	-
Accretion of discount on convertible note payable	36,364	-
Return on Investment in Race Horses	(1,030)	-
Depreciation expense	5,278	-
Changes in operating assets and liabilities:		-
by operating activities:	-
Accrued liabilities	(32,707)	(27,000)
Net cash used in operating activities	(94,303)	(1,980)

Cash flows from investing activities:
Return on nvestments	1,084	-
Real estate	-	-
Investments in limited liability entities	(6,998)	(14,325)
Net cash used in investing activities	(5,914)	(14,325)

Cash flows from financing activities:
Proceeds from related party note payable	82,832	-
Proceeds from issuance of Series A Preferred Stock	-	2,150
Proceeds from reversal of real estate and Series A Preferred Stock	-	212,850
Proceeds from issuance of common stock	-	2,180
Stock Subscription receivable from Stockholders	-	(200,000)
Net cash provided by financing activities	82,832	17,180

Net increase (decrease) in cash for the period	(17,385)	875
Beginning cash at inception	19,318	-
Cash at the end of the period	$1,933	$875

Supplemental disclosure of noncash investing and financing activities
Settlement of notes with Series A Preferred Stock	$500,000	$-
Settlement of mortgages with series A Preferred Stock	$1,375,860	-

The accompanying notes are an integral part of the consolidated financial statements.

FORTERUS, INC.
(Formerly Mezey Howarth Racing Stables, Inc)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Forterus, Inc. (the "Company"), formerly Mezey Howarth Racing Stables, Inc., was organized under the laws of the State of Nevada on February 27, 2007. On June 25, 2008, the Company entered into a binding Letter of Intent ("LOI") for the acquisition of ABTTC, Inc. and closed the transaction in August 2008, see Note 3 for additional information. On July 7, 2008, the Company changed its name to Forterus, Inc.  The Company changes its name to reflect the current business model of operating diverse business activities, including thoroughbred breeding and racing, drug and alcohol rehabilitation, and finance.

The Company's businesses are operated under its divisions or subsidiaries Mezey Howarth Racing Stable and ABTTC, Inc.  The Company, under the name Mezey Howarth Racing Stable, buys, sells and races thoroughbred race horses of every age from broodmares, weanlings, and yearlings to racing age horses.  The Company will continue to operate Mezey Howarth Racing Stables as a division of Forterus, Inc. The Company operates in four different areas in the horse racing industry.  The four areas include: (1) Claiming, (2) Racing allowance and stake level horses, and (3) breeding of thoroughbreds.  Initially we are focusing on the claiming aspect of the business model while we develop a barn of stake level horses and yearlings. The Company's California Horse Racing Board license number is 293137.   The Company’s subsidiary ABTTC, Inc. shall operate a drug and alcohol rehabilitation center located in Temecula, California.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report. All material inter-company accounts and transactions have been eliminated in consolidation.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company just exited the development stage, has not earned any significant revenues from operations as of June 30, 2008, and requires additional financing.   These conditions raise substantial doubt about its ability to continue as a going concern.  It is the Company’s plan is to expand the services and market of ABTTC through acquisitions and/or organic growth and to acquire at least 20 additional horses for the company’s stables.  To finance these planned acquisitions, the Company has plans to raise $1,000,000 in capital through either debt or equity offerings and to begin drawing down on the Dutchess line of credit.  There are no assurances that management will be able to raise these funds, or generate sufficient revenues from its business operations to achieve profitability.

On January 28, 2008 we entered into an Investment Agreement with Dutchess also referred to as an Equity Line of Credit. Pursuant to Sections 2(a) and 2(b) of that agreement, following notice to Dutchess, we may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 93% of the lowest closing bid price of our common stock during the five day period following that notice. Each put will be equal to either (a) 200% of the average daily volume of our common stock for the three trading days prior to the put notice date, multiplied by the average of the three daily closing best bid prices immediately preceding the Put or (b) $250,000.  The Registration Statement was effective on May 5, 2008.  The Company does not expect to use the Line of Credit in its third fiscal quarter.  The Company has not drawn down or issued any shares pursuant to this line of credit

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding. The Series A Convertible Preferred Stock converts into 1,084,871 shares of common stock and have been excluded from the diluted net loss per share for the three and six month periods ended June 30, 2008, as the effects would have been anti-dilutive.

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

NOTE 2 - INVESTMENTS

As of June 30, 2008, the Company's investments in the Horses are done through the acquisition of interest in LLP or LLC that own the horse.  Each LLP or LLC owns a single horse and its sole business plan is the business of that horse.  Upon the death or sale of the horse, the LLP or LLC will be dissolved and the proceeds will be distributed to the members.  All investments at June 30, 2008, were accounted for under the cost method due to the Company not have significant influence over any of the entities. The Company has a gain of $1,030 from the purse winnings of Angela’s Rainbow and Ops Overlord and from the claiming of ops Overlord.  Ops Overlord was claimed from the Company on May 15, 2008.  The Company currently has invested the following amounts and percentages of the LLP or LLC:

The Emerald King	$6,000	22%
Mahalo Maggie	8,119	30%
Valondra (Partnership 56, LLP)	11,375	43%
Three Across (Partnership 52, LLP)	1,375	5%
Angela's Rainbow	-	10%

Total Invested	$26,869

NOTE 3 - ACQUISITION

On February 4, 2008, the Company entered into a letter of intent to acquire ABTTC, Inc. (“ABTTC”) for $7,750,000.  ABTTC provides drug and alcohol rehabilitation services. It was intended that upon closing of the transaction, ABTTC would become a wholly owned subsidiary of the Company.  Paul Howarth is a shareholder of ABTTC and has abstained from all negotiations related to the transactions and did not vote on the transaction.  The Company issued 194,444 shares of common stock valued at $1,750,000, or $9.00 per share, to ABTTC as the initial payment for the acquisition.  Paul Howarth received 30% of the shares of common stock.  The fair value of the Company’s common stock was determined by using the closing market price of the Company’s common stock on the date of issuance. The remaining amount under the proposed acquisition was to be paid over the next 18 months from the date of close. On March 31, 2008, the Company terminated the pending transaction due to the desire to focus on the horse racing operations before expanding into other business segments. The initial payment of 194,444 shares of Company were non-recoverable and served as a break up fee in the event the Company did not close on the transaction without cause. The break up fee was based on ABTTC having received previous cash offers to be acquired and in exchange for ABTTC acting exclusively with the Company. In connection, with the termination the Company forfeited the common stock issued and recorded an expense of $1,750,000 during the six months ended June 30, 2008.

After further consideration, on June 25, 2008, the board of directors approved a binding Letter of Intent (“LOI”) to acquire ABTTC. The LOI contemplated consideration of 2.85 times gross revenue of ABTTC from August 2007 through July 2008 (estimated to be $4.8 million).  On August 8, 2008, the Company closed on the ABTTC transaction. The compensation issued to ABTTC consists of 4,375,000 shares of common stock, 1,000,000 shares of Series B Preferred Stock and 10,075,000 Series C Convertible Preferred Stock.  Management expects to record the transaction as a reverse acquisition, whereby, the net assets acquired of ABTTC will be reported at historical cost and the net assets of Forterus will be reported at fair value on the date of acquisition.  Management is in the process of evaluating the fair value of consideration involved in the transaction.

The Company did not reverse the breakup fee recorded during the first quarter related to the initially ABTTC proposed acquisition. The Company determined that the two agreements were independent of each other and thus the expense was correctly reflected.

NOTE 4 - COMMITMENTS

On January 28, 2008, the Company entered into an Investment Agreement with Dutchess also referred to as an Equity Line of Credit. Pursuant to Sections 2(a) and 2(b) of that agreement, following notice to Dutchess, we may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 93% of the lowest closing bid price of our common stock during the five day period following that notice. Each put will be equal to either (a) 200% of the average daily volume of our common stock for the three trading days prior to the put notice date, multiplied by the average of the three daily closing best bid prices immediately preceding the Put or (b) $250,000. To date, no proceeds from the agreement have been received.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On April 21, 2008, the Company issued 29,380 shares of common stock to a consultant in satisfaction of $58,760 in accrued compensation. The common stock was valued at $2.00 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock. The services provided included website optimization and increased awareness of the Company’s website.

On April 21, 2008, the Company issued 6,500 shares of common stock to a consultant in satisfaction of $13,000 in accrued compensation. The common stock was valued at $2.00 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.  The services provided included consulting services in assisting the Company to redesign and update its website.

On May 4, 2008, the Company issued 83,240 shares of common stock to a consultant in satisfaction of $83,240 in accrued compensation. The common stock was valued at $1.00 per share on the date of the conversion based on the deemed fair market value of the Company’s common stock.  The services provided related to the research of thoroughbred genetics and review of contracts.

On May 8, 2008, the Board of Directors voted to increase the number of authorized common shares to 500,000,000 and preferred shares to 20,000,000.

On July 7, 2008, the Board of Directors authorized that the number of authorized common shares would be decreased to 180,000,000 and preferred shares to be 20,000,000.

See Note 7 for discussion of subsequent events.

Preferred Stock

Series A Convertible Preferred Stock

The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  Subsequent to quarter end the terms of the Series A Convertible Preferred Stock were modified so that they provide voting rights of one to one and conversion rights of 0.4 shares of common stock for one share of Series A Convertible Preferred Stock .  As of June 30, 2008, there are 5,424,355 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding. See Note 6 for discussion of the issuances.  The Series A Convertible Preferred Stock has preferences in liquidation over common stock but not with regard to dividends. The Series A Convertible Preferred Stock is subordinated to the Series C Convertible Preferred Stock.  The previous voting rights where 20 per share and each share of Series A Convertible Preferred Stock could be converted into 10 shares of common stock.

On April 1, 2008, the Company and shareholders rescinded the contribution of real estate, see Note 6 for additional information. In connection with the rescission the shareholders returned 2,101,500 shares of Series A Convertible Preferred stock and the Company transferred back the real estate and related mortgages to the shareholders. No gain was recognized through this transaction. The Series A Convertible Preferred was valued at approximately $2,521,800 at the rescission date, where the real estate had a net carrying value of $210,150.

Series B Preferred Stock

The Series B Preferred Stock (“Series B”) has no conversion rights or dividend.  The Series B has voting rights equal to 100 votes per share of Series B and vote together with common shareholders. The Series B has a liquidation value of $1.00 and is subordinated to the Series C Preferred Stock. In connection with the acquisition of ABTTC, the Company issued 1,000,000 shares of Series B, see Note 3.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C”) is redeemable on or before July 31, 2018.  The Series C has an annual dividend of 6% which the Company may defer at its election for thirty days or convert into shares of common stock.  Upon issuance, the Series C has a conversion right equal to the market price as of the date of the close of the acquisition of $0.25 or four (4) common shares for each share of Series C.  The Series C have no voting rights on general business operations; however, they must approve new series of securities. In addition, the Series has a liquidation value of $1.00 per share and is senior to all other classes of securities. In connection with the acquisition of ABTTC, the Company issued 10,075,000 shares of Series C, see Note 3.

NOTE 6 - RELATED PARTY TRANSACTIONS

Shareholder Notes Payable and Advances

In September 2007, the Company received loans from Wade Mezey in the amount of $500,000 and from Cindy Howarth, the wife of a majority shareholder, in the amount $20,000 to be used for operations.  These notes are due on December 31, 2008 and incur no interest. Upon funding, the Company recorded imputed interest of $45,455 at 10% as a discount to the $500,000 note and it was amortized until maturity.

In October 2007, Wade Mezey informed the Company and the Board of Directors of his decision to convert the $500,000 note payable into 5,000,000 shares of Series A Convertible Preferred stock. On January 11, 2008, the Company issued 5,000,000 shares of Series A Convertible Preferred stock in satisfaction of the $500,000 note payable due to Wade Mezey. As of June 30, 2008, the note payable to Cindy Howarth in the amount of $20,000 is still outstanding.

From January 1, 2008 through June 30, 2008, Wade Mezey has lent the Company an additional $52,895 for operating expenses. Total amounts due to Wade Mezey for advances at June 30, 2008 are $112,412. The advances bear interest at 10% per annum and are due on demand.

From April 1, 2008 through June 30, 2008, Paul Howarth lent the Company $16,800 for operating expenses.  The advances bear interest at 10% per annum and are due on demand.

Transfer of Real Estate

In July 2007, the Company’s majority shareholders, Wade Mezey and Paul Howarth, deeded three real estate parcels to the Company.  As a result of these transactions the Company received $1,585,000 in assets and $1,374,850 in liabilities.  These transactions where accounted for on the carry over basis; the original cost of the acquired assets by these related parties.  The mortgage underlying the liabilities currently have interest rates ranging from 6.5% - 11.5% and are interest only notes until July 1, 2008, June 1, 2010, and August 1, 2011. The mortgages are secured by the underlying properties and are not crossed secured by the non-underlying properties.  The mortgages have been personally secured by the officers of the Company.  On April 1, 2008, the Company and shareholders rescinded the contribution. In connection with the rescission the shareholders returned 2,101,500 shares of Series A Convertible Preferred stock and the Company transferred back the real estate and related mortgages to the shareholders. No gain was recognized through this transaction. The Series A Convertible Preferred was valued at approximately $2,521,800 at the rescission date, where the real estate had a net carrying value of $210,150.

NOTE 7 - SUBSEQUENT EVENTS

See Note 3 for discussion related to the acquisition of ABBTC.

In connection with the acquisition of ABTTC, two officers of the Company converted accrued salaries of $270,000 into 1,080,000 shares of common stock.

On July 7, 2008, the Company changed its name to Forterus, Inc.

On August 4, 2008, the Company’s reverse of 50:1 was approved by NASDAQ and became effective.  The share and per share amounts included herein have been restated to reflect the reverse stock split.

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

Results of Operations

Revenues

The Company did not record any revenues during the periods presented. Proceeds received from investments in thoroughbreds accounted for under the cost basis are recorded as other income and expense

Cost of Sales

The cost of sales includes the expenses relating to the upkeep of the Company's claimers and the acquisition cost of horses that have been claimed from the Company.   Significant costs included in costs of sales are for training fees, veterinary fee and other costs associated to the Company’s thoroughbreds.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of Goods Sold	$ 9,639	$ -	$ 21,853	$ -

General and Administrative Expenses

General and administrative expenses consist primarily of (a) salaries and related personnel costs, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead. We expect general and administrative expenses to continue to increase in absolute dollar terms for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company, including increased audit and legal professional fees, costs of compliance with securities and other regulations, investor relations expenses, and higher insurance premiums. Significant costs included in general and administrative expenses include professional fees, consultation fee, salaries, and management fees.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
General & Administrative Expenses	$ 361,909	$ 27,000	$ 1,851,591	$ 28,980

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest Expense	$ 7,293	$ -	$ (47,863)	$ -
Rental Income	$ -	$ -	$ 3,465	$ -
Break Up Fee	$ -	$ -	$ (1,750,000)	$ -
Return on Investment in Race Horses	$ 1,030	$ -	$ 1,030	$ -

During the six months ending June 30, 2008, the Company incurred interest expenses related to the loans from its shareholders which were not incurred during the six months ending June 30, 2007.  The Company also incurred an expense of $1,750,000 related to termination fee of the initial transaction with ABTTC.  The expense was a one-time expense that occurred during the six months ending June 30, 2008.  The Company received revenue from the sell of a thoroughbred we invested in and from rental property the Company owned during the six months ending June 30, 2008.  The rental property was part of the real estate contributed by the Company’s officers in a deal that has since be rescinded (see Note 6).

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

Six Months Ended
	June 30, 2008	June 30, 2007
Liquidity and Capital Resources	$ 1,933	$ 875

 From January 1, 2008 through June 30, 2008, Wade Mezey has lent the Company an additional $52,895 for operating expenses. Total amounts due to Wade Mezey for advances at June 30, 2008 are $112,412.

From April 1, 2008 through June 30, 2008, Paul Howarth lent the Company $16,800 for operating expenses.

Operating Activities

Six Months Ended
	June 30, 2008	June 30, 2007
Cash provided (used) in operating activities	$ (94,303)	$ (1,980)

Investing Activities

Six Months Ended
	June 30, 2008	June 30, 2007
Cash provided (used) in investing activities	$ (5,914)	$ (14,325)

The Company during the six months ending June 30, 2007 invested in Thoroughbreds in which the Company owns a minority position.  The Company has not invested in any such Thoroughbreds in the six months ending June 30, 2008.  Instead the company has been acquiring Thoroughbreds in which it owns a majority position.

Financing Activities

Six Months Ended
	June 30, 2008	June 30, 2007
Cash provided (used) in financing activities	$ 82,832	$ 17,180

The Company during the six months ending June 30, 2007 had received financing through the sell of its Common Stock.  During the six months ending June 30, 2008, the Company has been financing its operations through loans from its officers.

Plan of Operations

The company ‘s general objective is to operate diverse business activities, including thoroughbred breeding and racing, drug and alcohol rehabilitation, and finance.

Mezey Howarth Racing Stables

The general objective of the Company’s Thoroughbred division is to acquire Thoroughbred race prospects, race them and resell them if they are claimers to generate revenue and profit for the Company. Initially, revenue will be limited to the Company's portion of any purses won by horses owned by the Company during their racing campaign and from horses claimed from the Company. While the Company's administrative office is located in California, it is anticipated that a some of its activities will take place outside that state. Public sales and premier races of thoroughbreds are primarily centered in Kentucky, California, New York and Florida.

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

In the event management determines it is in the best interest of the Company to retain the services of bloodstock consultants, the factors that will be relied upon in making such choices will include, but not be limited to: the past relationship between the Company and the consultant, if any; the consultant's reputation within the industry; the fees charged by the consultant in performing services; and the geographic area served by the consultant. In the event management determines it is in the best interest of the Company to retain the services of a bloodstock consultant, management anticipates the term of the relationship will be limited to performance of a specified project. Management does not anticipate that any long term relationships or agreements will be entered into with any consultant, although it reserves the right to do so should it be determined to be in the Company's best interest

The division was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. It is not the intention of the Company to enter into the business of breeding thoroughbreds, although management reserves the right to do so should it ultimately be determined that it is in the best interest of the Company and its shareholders. Management has set its efforts towards producing revenues and profit through the placement of Company Thoroughbreds in established races throughout the United States. Management anticipates that eventually, Company revenues and profit will depend to a certain extent upon the sale or syndication of Company owned Thoroughbreds. It is the intention of management to primarily focus on the acquisition of Yearlings, although horses of racing age may be acquired from time to time depending upon the then existing circumstances. Management anticipates that acquisitions of Bloodstock will initially be limited due to the Company's limited working capital. Results of Operations Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

The Company contracts with trainers for each horse, which is stabled with the trainer. The trainers used by the Company maintain their stables at the various racetracks. Accordingly, all of its Thoroughbreds are boarded with independent third parties. Many factors will influence the Company's determination of whether and where to race the thoroughbreds acquired by the Company. Pedigree, past performance, conditioning and purses will be evaluated by the Company in conjunction with any trainers retained by the Company in plotting the horse's racing campaign. While no specific venue has been determined as of the date of this report, it is anticipated that the Thoroughbreds will be raced at the race tracks in the United States, as the condition and breeding of its Bloodstock dictates. Possible venues include Churchill Downs and Keeneland in Kentucky, Hollywood Park and Santa Anita in Los Angeles, Del Mar in San Diego, Remington Park in Oklahoma City, Aqueduct and Saratoga in New York, Arlington Park in Chicago and Garden State in New Jersey. Evaluation of racing venues will depend primarily on recommendations of trainers retained by the Company and the condition, training and breeding of Company racing prospects. Shareholders may be provided specific information as to important races in advance and results following conclusion of races conducted by thoroughbreds of the Company.

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

In order for the Company to expand this division, the Company will need to raise additionial funds to acquire the neccessary Thoroughbreds.

ABTTC, INC.

On August 8, 2008, the Company closed on the acquisition of ABTTC, Inc. for $13,680,000.    ABTTC, Inc. provides drug and alcohol rehabilitation services. It was intended that upon closing of the transaction, ABTTC, Inc. would become a wholly owned subsidiary of Forterus, Inc.  Paul Howarth is a shareholder of ABTTC, Inc. and abstained from all negotiations related to the transactions and did not vote on the transaction.

The purchase price consists of 2.85x ABTTC’s revenue for the past 12 months.  At the time of the close, the revenue is estimated to be $4,500,000.  Upon completion of the audit of ABTTC, the purchase shall be adjusted accordingly. The Company issued 4,375,000 shares of common stock valued at $1,750,000, or $0.40 per share, to ABTTC, Inc. as the initial payment for the acquisition.   Upon completion of the acquisition, the Company issued 1,000,000 shares of Series B Preferred Stock at $1.00 per share and 10,075,000 shares of Series C Preferred Stock.  The Series B & C Designations have been attached as an exhibit to this 10-Q, The fair value of the Company’s common stock was determined by using the closing market price of the Company’s common stock on the date of issuance.

The Company through its subsidiary ABTTC, Inc (“A  Better Tomorrow”) provides care in drug addiction, alcohol rehabilitation, detox, pain management, and other addictions.  A Better Tomorrow is accredited by the Commission on Accreditation of Rehabilitation Facilities (CARF).  Initially providing 28-day residential drug and alcohol treatment, A Better Tomorrow has since added additional services in response to market demand, including a gambling treatment program; a pain management program to help individuals who are addicted to prescription painkillers; an outpatient treatment program that provides three hours of treatment, three days per week; an adolescent treatment program; and treatment services for Spanish speakers. The clinic also recently launched a financing program for clients with good credit histories. The company seeks to continue the growth of A Better Tomorrow through the expansion of its services and growth into additional markets.  The Company is currently actively searching for additional acquisitions to expand the services of A Better Tomorrow.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our   Chief  Executive  Officer  and  Chief  Financial  Officer  evaluated  our disclosure  controls  and  procedures  (as  defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange  Act")  as  of  a date within 90 days  before the filing date of this report and has concluded that  as  of  the evaluation date, our disclosure controls and procedures are effective to ensure that information  we are required to disclose in reports that we file or submit under the Exchange  Act  is recorded, processed, summarized and reported within the time periods specified  in  the  Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could   significantly   affect   these controls.  There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTERUS, INC.

By: /s/ Wade Mezey
August 19, 2008	Wade Mezey
Chief Executive Officer

EXHIBIT LIST

4.1     Certificate of Designation for Series B Preferred Stock

4.2     Certificate of Designation for Series C Preferred Stock

10.1  Acquisition Agreement between Forterus and ABTTC, Inc.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))