Form 10-Q
period 2008-09-30
Forterus, Inc.
filed 2008-11-19
CIK 1393922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52529

FORTERUS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8623320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

412 Olive Street, Suite 263
Huntington Beach, CA	92648
(Address of principal executive offices)	(Zip Code)

951.837.2400
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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 17, 2008, the registrant had 13,513,264 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Mezey Howarth,” and the “Company” mean Forterus, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Forterus Inc.
(Formerly Mezey Howarth Racing Stables, Inc.)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets
Cash	$102,015	$39,273
Accounts receivable, net	389,209	370,732
Investment in race horses	27,198	-
Total Current Assets	518,422	410,005

Property, equipment and livestock, net	158,996	77,452
Other assets	14,236	13,887
Deferred tax asset	32,700	32,700
Loan receivable - related party	36,294	27,007

Total Assets	$760,648	$561,051

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$235,896	$295,628
Accrued liabilities	257,178	102,640
Deferred reveunue	64,295	142,813
Notes payable - current portion	12,691	7,227
Related party line of credit	200	85,406
Notes payable - related party	292,594	-
Total Current Liabilities	862,854	633,714

Notes payable - long term	67,700	22,460
Total Liablities	930,554	656,174

Manditorily redeemable series C convertible prefered stock;
$0.001 par value, 20,000,000 authorized; 10,075,000 issued
and outstanding; liquidiation value of $10,075,000	2,002,646	1,565,377

Stockholders' Deficit
Series A convertible preferred stock; $.001 par value; 20,000,000 shares authorized, 3,322,855 issued and outstanding at September 30, 2008;
liquidation value of $3,322,855	3,323	-
Series B preferred stock; $.001 par value 20,000,000 shares
authorized; 1,000,000 issued and outstanding;
liquidation value of $1,000,000	1,000	1,000
Common stock; $.001 par value; 180,000,000 shares
authorized, 13,513,264 and 4,750,000 issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	13,513	4,750
Additional paid-in capital	3,362,017	76,250
Accumulated deficit	(5,552,405)	(1,742,500)
Total Stockholders' Deficit	(2,172,552)	(1,660,500)
Total Liabilities and Stockholders' Deficit	$760,648	$561,051

See accompanying  notes to the consolidated financial statments.

Forterus Inc.
(Formerly Mezey Howarth Racing Stables, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007

Net revenue	$1,012,802	$740,191	$3,015,531	$2,676,626

Expenses:
General and administraive expense	2,121,418	253,266	2,684,683	720,930
Sales and marketing	122,851	131,121	388,319	453,683
Payroll and facility related expenditures	581,003	400,929	1,501,417	1,336,364
Total Expenses	2,825,272	785,316	4,574,419	2,510,977
Net income (loss) from operations	(1,812,470)	(45,125)	(1,558,888)	165,649

Other income (expense)	9	3,556	(5,290)	101
Excess fair value of assets and liabilities assumed	(1,673,257)	-	(1,673,257)	-
Interest expense	(2,516)	(2,932)	(7,924)	(8,777)

Net income (loss)	$(3,488,234)	$(44,501)	$(3,245,359)	$156,973

Weighted average number of common shares outstanding:
Basic	8,901,706	4,750,000	12,139,040	4,750,000
Dilutive	8,901,706	4,750,000	12,139,040	45,050,000

Net income (loss) per common share - Basic	$(0.39)	$(0.01)	$(0.27)	$0.03
Net income (loss) per common share - Dilutive	$(0.39)	$(0.01)	$(0.27)	$0.00

See accompanying  notes to the consolidated financial statments.

Forterus Inc.
(Formerly Mezey Howarth Racing Stables, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(3,245,359)	$156,973

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	15,363	19,152
Common stock issued for services	1,750,000	-
Excess fair value of common stock issued for Forterus	1,673,257	-
Changes in operating assets and liabilities:
Accounts receivable	(18,478)	(127,067)
Accounts payable	(67,140)	25,517
Accrued liabilities	54,367	36,229
Deferred revenues	(78,518)	(40,878)
Net cash provided by operating activities	83,492	69,926

Cash flows from investing activities:
Purchase of property, equipment and livestock	(9,824)	(2,570)
Other assets	(350)	(689)
Cash received from Forterus reverse acquisition	1,975	-
Issuance of related party notes receivable	(9,287)	(2,921)
Net cash used in investing activities	(17,486)	(6,180)

Cash flows from financing activities:
Dividends paid	(52,750)	(45,335)
Payments on related party line of credit	(5,014)	(5,094)
Payments on notes payable	(5,657)	(13,419)
Proceeds from issuance of related party notes payable	60,157	-
Net cash provided by (used in) financing activities	(3,264)	(63,848)

Net increase (decrease) in cash for the period	62,742	(102)
Cash and beginning of period	39,273	52,353
Cash at the end of the period	$102,015	$52,251

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$800	$800
Cash paid during the period for interest	$2,932	$8,777

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock and Series B preferred stock issued in connection with Forterus acquision	$1,547,853	$-
Accrual of Series C preferred dividends	$74,527	$-
Accretion of Series C preferred discount	$437,269	$411,865

See accompanying  notes to the consolidated financial statments.

 FORTERUS, INC.
(Formerly Mezey Howarth Racing Stables, Inc)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Forterus, Inc. (the “Forterus”), formerly Mezey Howarth Racing Stables, Inc., was organized under the laws of the State of Nevada on February 27, 2007.

On June 25, 2008, Forterus entered into a binding Letter of Intent ("LOI") for the acquisition of all the outstanding stock of ABTTC, Inc. (“ABTTC”).  The LOI contemplated consideration of 2.85 times gross revenue of ABTTC from August 2007 through July 2008 (estimated to be $4.8 million).  On August 8, 2008, Forterus closed on the ABTTC transaction. The compensation issued to ABTTC consists of 4,375,000 shares of common stock, 1,000,000 shares of Series B Preferred Stock and 10,075,000 Series C Convertible Preferred Stock.  Forterus and ABTTC will be collectively known as the “Company”. The purpose of the acquisition was to increase the Company’s operations.

This share exchange transaction resulted in ABTTC’s stockholders obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, known as a reverse transaction (“RTO”). Therefore, the RTO resulting in ABTTC being treated as the accounting acquirer and Forterus as the acquired party. Accordingly, the historical financial statements and operations of ABTTC have been reported for the periods presented, which is commonly referred to as a change in reporting entity.  The assets and liabilities of Forterus were recorded at fair value on the date of the RTO, and operations of Forterus since the date of the RTO.

The 1,763,264 shares of common stock and 3,322,855 shares of Series A convertible preferred stock outstanding prior to the RTO are accounted for at an estimated fair value of $1,547,853 at the time of the RTO. The fair value was determined based on an average of the closing market price of the Company’s common stock shortly before and after the transaction was announced. In accordance with SFAS 141 “Business Combinations” the Company recorded the assets and liabilities of the former Forterus at their fair value. As a result the net liabilities assumed by the Company were $125,404. Thus, the Company recorded a day-one impairment of the investment of $1,673,257 due to the limited cash flows to expand operations, its limited operating history and limited future cash projections of Forterus. The Company intends to operate Forterus, however, the current focus of the Company has been shifted to the operations of ABTTC. Significant assets and liabilities assumed by the Company were: $87,083 in horses; $27,198 in investments; and $232,437 in related party notes payable. The operations of Forterus have been included in the accompanying financial statements from the closing date of August 8, 2008.

On July 7, 2008, the Company changed its name to Forterus, Inc.  The Company changed its name to reflect the current business model of operating diverse business activities, including thoroughbred breeding and racing, and drug and alcohol rehabilitation. The Company's businesses are operated under its divisions or subsidiaries Mezey Howarth Racing Stable and ABTTC, Inc.  The Company’s under the name ABTTC, provide drug and alcohol rehabilitation services.  ABTTC currently operates in and around Murrieta, California, where it houses clients while they receive treatment.  The Company, under the name Mezey Howarth Racing Stable, buys, sells and races thoroughbred race horses of every age from broodmares, weanlings, and yearlings to racing age horses.  The Company will continue to operate Mezey Howarth Racing Stables, however, the focus of the operations in the short term will be with ABTTC.

The following unaudited pro forma operating data gives effect to the acquisition of Forterus as if it had occurred on January 1, 2007 and 2008, respectively. Pro forma financial information is not necessarily indicative of the results of operations that may have occurred had the acquisition of Forterus occurred at the beginning of 2007 and 2008.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues	$1,012,802	$770,191	$3,015,531	$2,707,067
Net loss	$(3,497,753)	$(1,829,362)	$(6,839,144)	$(1,654,369)
Basic and diluted loss per share	$(0.34)	$(0.16)	$(0.55)	$(0.14)

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s financial statements included in Form 8-K filed on November 19, 2008 with the SEC. These interim financial statements should be read in conjunction with that report. All material inter-company accounts and transactions have been eliminated in consolidation.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has negative working capital of $344,432 and a loss from operations of $1,558,888 for the nine months ended September 30, 2008, and requires additional financing.   These conditions raise substantial doubt about its ability to continue as a going concern.  It is the Company’s plan is to expand the services and market of ABTTC through acquisitions and/or organic growth and to acquire at least 20 additional horses for the Company’s stables.  To finance these planned acquisitions, the Company has plans to raise $1,000,000 in capital through either debt or equity offerings.  There are no assurances that management will be able to raise these funds, or generate sufficient revenues from its business operations to achieve profitability.

Per Share Information

Basic per share information is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share information consists of the weighted average number of common shares outstanding, plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There are no options and warrants outstanding. The Series A Convertible Preferred Stock converts into 1,084,871, Series C Convertible Preferred Stock converts into 40,300,000 shares of common stock and have been excluded from the diluted net loss per share for the three and nine month periods ended September 30, 2008, as the effects would have been anti-dilutive.  During the three and nine months ended September 30, 2007, 40,300,000 shares of common stock were included in the calculation of dilutive earnings per share which was a result of the conversion of the Series C. There were no adjustments to the net income for the three and nine months ended to arrive at net income for preferred stock shareholders.

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

Net Client Revenue

Net client revenue is recorded at its estimated net realizable amounts from Clients, third-party payors, and others for services rendered.  The Company has agreements with third-party payors that provide for payment at amounts different from established service rates.  In these cases, the Company records revenue for services rendered at established rates and records an appropriate reserve to account for the difference in amounts which will be received from third-party payors. In the cases, where the Company does not have agreements with third-party payors the Company estimates the discount based on previous history with the third-party.

Deferred Revenue

Fees paid by clients upon entering the treatment center are recorded as deferred revenue and are amortized over the period of time the patient is receiving treatment.  Any unused fees are returned to the client after leaving the treatment center. As of September 30, 2008 and December 31, 2007, the Company had deferred revenue of $64,295 and $142,813, respectively, recorded on the accompanying balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company at times maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its Clients. The Company adjusts credit limits and payment terms granted to its Clients based upon payment history and the Client's current creditworthiness and insurance coverage. The Company requires deposits from its Clients to secure amounts due from them. Historically, the Company has not experienced significant collection issues.  The Company records specific reserves when an allowance is required.

Advertising Costs

The Company expenses all costs of advertising as incurred.  The Company expensed $339,387 and $428,569 of advertising costs during the nine months ended September 30, 2008 and 2007, respectively.

NOTE 3 – COMMITMENTS and CONTINGENCIES

Legal

A former employee filed a complaint against the Company claiming they had been subjected to inappropriate behavior from another employee.  In 2007, the Company settled the complaint for $40,000.  Payments made under this settlement were $24,100 during the year ended December 31, 2007 with the remaining balance of $15,900 due to be paid in May 2008.  During the nine month ended September 30, 2008, the Company satisfied the obligation.

In addition, the Company is currently in discussions with a former shareholder of ABTTC, and current employee, related to personal expenditures paid on behalf of the Company for the shareholder, see Note 6. The Company is discussing potential resolutions to the expenditures including the termination, settlement, etc. At this time the Company has not made an agreement nor estimate the likelihood of a possible settlement.

Operating Lease

In September 2008, the Company expanded its office facilities to accommodate its growth.  The lease increased its space to 11,033 square feet for $8,120 per month.  The lease expires in thirty six months.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

In August 2008, the Company issued 7,000,000 shares of common stock to a consultant for investor relation services. The Company valued the shares on the date of the agreement at $1,750,000, or $0.25 per share, based on the closing market price of the Company’s common stock. The shares were expensed immediately as there were no additional performance requirements.

Preferred Stock

Series A Convertible Preferred Stock
The Company's Board of Directors approved the issuance of its Series A Convertible Preferred Stock.  Subsequent to quarter end the terms of the Series A Convertible Preferred Stock were modified so that they provide voting rights of one to one and conversion rights of 0.4 shares of common stock for one share of Series A Convertible Preferred Stock .  As of September 30, 2008, there are 5,424,355 shares of Series A Convertible Preferred Stock authorized, issued, and outstanding. See Note 6 for discussion of the issuances.  The Series A Convertible Preferred Stock has preferences in liquidation over common stock but not with regard to dividends. The Series A Convertible Preferred Stock is subordinated to the Series C Convertible Preferred Stock.  The previous voting rights where 20 per share and each share of Series A Convertible Preferred Stock could be converted into 10 shares of common stock.

Series B Preferred Stock
The Series B Preferred Stock (“Series B”) has no conversion rights or dividend.  The Series B has voting rights equal to 100 votes per share of Series B and vote together with common shareholders. The Series B has a liquidation value of $1.00 and is subordinated to the Series C Preferred Stock. In connection with the acquisition of ABTTC, the Company issued 1,000,000 shares of Series B, see Note 1. Due to the reverse acquisition, the Company has shown theses shares as being outstanding since inception and recorded them at their par value.

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C”) is redeemable on or before August 31, 2018.  The Series C has an annual dividend of 6% which the Company may defer at its election for thirty days or convert into shares of common stock.  Upon issuance, the Series C has a conversion right equal to the market price as of the date of the close of the acquisition of $0.25 or four (4) common shares for each share of Series C.  The Series C have no voting rights on general business operations; however, they must approve new series of securities. In addition, the Series has a liquidation value of $1.00 per share and is senior to all other classes of securities. In connection with the acquisition of ABTTC, the Company issued 10,075,000 shares of Series C, see Note 1.

Due to the redemption feature of the Series C, the Company has accounted for the Series C as a liability under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Due to the reverse acquisition, the Company has shown theses shares as being outstanding since inception. In addition, the Company recorded the initial fair value of the Series C as zero and is accreting to the redemption of $10,750,000 using an effective interest rate of approximately 6%. The 6% discount was based upon the current interest rate on the Series C. During the nine months ended September 30, 2008 and 2007, the Company amortized $437,269 and $411,866, respectively to retained earnings. As of September 30, 2008, the carrying value of the Series C is $2,002,646. In addition, during the nine months ended September 30, 2008, the Company accrued $74,527 in Series C dividends payable.

NOTE 5 – SEGMENTS

Currently, the Company generates all of its revenues and incurs the majority of its expenses from its drug and alcohol rehabilitation centers. The revenues and expenditures of its breeding and racing of thorough bred horses segment is inconsequential to the financial statements for the three and nine months ended September 30, 2008. However, as of September 30, 2008, the breeding and racing segment comprised $119,909 of the Company’s assets.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, Wade Mezey, a board of director has lent the Company $119,721 for operating expenses. The advances bear interest at 10% per annum and are due on demand.

As of September 30, 2008, Paul Howarth, a board of director and chief executive officer, and his wife have lent the Company $108,757 for operating expenses. The advances bear interest at 10% per annum and are due on demand.

The Company currently leases two facilities, toll free phone lines and its telephone equipment from three of its shareholders under verbal contracts.  Rental payments under these leases for the nine months ending September 30, 2008 and 2007 totaled $195,029 and $ 174,944, respectively.

One of the Company’s shareholders had a note outstanding for expenses paid by the Company on their behalf.  The note resulted from the Company discovering the presence of unauthorized personal expenditures paid on behalf of the individuals. The note is non-interest bearing and payable on demand.  Amounts outstanding for this note for as of September 30, 2008 and December 31, 2007 were $31,643 and $27,007, respectively.

As of September 30, 2008, three shareholders have lent the Company $43,050 for operating expenses. The advances bear interest rates ranging from 12% to 23% per annum and are due on demand.

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward Looking Statement

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2008 which includes our audited financial statements for the year ended December 31, 2008 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

The Company’s significant accounting policies are described in Note 1 in the Company's Form 8-K/A filed on November 19, 2008. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies are deemed to be critical within the SEC definition. The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Board of Directors.

Results of Operations

Revenues

Three Months Ended September 30		Nine Months Ended September 30
2008	2007	2008	2007
$1,012,802	$740,191	$3,015,531	$2,676,626

All of the Company’s revenue was derived from its drug and alcohol rehabilitation segment during the periods presented. Proceeds received from investments in thoroughbreds accounted for under the cost basis are recorded as other income and expense

General and Administrative Expenses

General and administrative expenses consist primarily of (a) salaries and related personnel costs, related to our executive, finance, human resource, information technology and operations organizations, (b) facilities expenses, (c) accounting and legal professional fees, and (d) other related overhead.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
General & Administrative Expenses	$2,121,418	$253,266	$2,684,683	$720,930
Sales & Marketing Expenses	122,851	131,121	388,319	453,683
Payroll and Facility related Expenses	581,003	400,929	1,501,417	1,336,364

General and administration costs increased by $1,868,152 in the third quarter of 2008 as compared to the third quarter in 2007.  The change was primarily the result of $1,750,000 of expense recorded as compensation for a consultant who provided investor communication services to the company.  Other increased expenses included increased housing costs for clients at the rehabilitation centers due to an increase in the number of housed clients.

General and administration costs increased by $1,963,553 during the first nine months of 2008 as compared to the same period in 2007.   This increase was the result of $1,750,000 of expense recorded from issuing stock to a consultant as compensation for providing investor communication services to the Company.  Professional fees increased by $178,986 due to the cost of its public filings and maintaining compliance.

Sales and marketing expenses decreased by $8,270 in the third quarter of 2008 as compared to the third quarter in 2007 primarily the result of the company reducing its advertising costs to reallocate resources to inside sales representatives (see payroll and facility related expenses section for comments on increased headcount).

Sales & marketing expenses decreased by $65,364 during the first nine months of 2008 as compared to the same period in 2007 primarily the result of the company reducing its advertising costs to reallocate resources to inside sales representatives (see payroll and facility related expenses section for comments on increased headcount).

Payroll and facility related expenses increased by $180,074 in the third quarter of 2008 as compared to the third quarter in 2007 primarily the result of an increase in salaries and wages expense of $222,559.  This increased was the result of an increase in headcount as the company prepares to expand its business and reduce its dependence on subcontract labor.  This shift away from subcontract labor resulted in a decrease $42,042 in this area.

Payroll and facility related expenses increased by $165,052 the first nine months of 2008 as compared to the same period in 2007 primarily the result of an increase in headcount.  This increase in headcount resulted in an increase in salaries and wages expense of $507,008 as the Company prepares to expand its business.  In addition, the Company is reducing its dependence on subcontract labor, which resulted in a decrease of $205,466 in this area.  In addition, client facility expenses decreased by $105,634, the result of performing more maintenance and support functions with in-house staff as opposed to subcontracting out these tasks.

 Other Income and Expense

Three Months Ended September 30		Nine Months Ended September 30
2008	2007	2008	2007
$1,675,764	$624	$1,686,471	$8,676

During the three and nine months ending September 30, 2008, the Company incurred interest expenses related to the loans from its shareholders which were not incurred during three and nine months ending September 30, 2007.  The Company also incurred an expense of $1,750,000 related a termination fee of the initial transaction with ABTTC.  The expense was a one-time expense that occurred during the three and nine months ending September 30, 2008.  The Company received revenue from the sale of a thoroughbred nine months ending September 30, 2008.

Liquidity and Capital Resources

Operating Activities

	Nine Months Ended September 30
	2008	2007
Cash provided by operating activities	$83,492	$69,922

The Company realized and increase in cash from operations of $13,567 for the nine months ended September 30, 2008 compared to the same period in 2007 primarily the result of increased revenue and an increase in the collection cycle of its receivables.

Investing Activities

	Nine Months Ended September 30
	2008	2007
Cash provided (used) in investing activities	$(17,846)	$(6,180)

The Company during the nine months ending September 30, 2007 invested in Thoroughbreds in which the Company owns a minority position.  The Company has not invested in any such Thoroughbreds in the nine months ending September 30, 2008.  Instead the company has been acquiring Thoroughbreds in which it owns a majority position.

Financing Activities

	Nine Months Ended September 30
	2008	2007
Cash (used) in financing activities	$(3,264)	$(63,848)

From January 1, 2008 through September 30, 2008, the Company’s officers have provided  an additional $60,157 for operating expenses. Total amounts due to officers  for advances at September 30, 2008 are $292,954.  In addition, on of its stockholder’s has allowed the company to use their line of credit which provided and additional $5,014 for operating expenses.  Total amounts due for these advances at September 30, 2008 were $80,391

The Company used $52,750 of funds to pay dividends for the nine months ended September 30, 2008 as compared to the $45,335 it paid for the nine months ended September 30, 2007

The Company has negative working capital of ($344,432) and a loss from operations of ($1,812,470) for the nine months ended September 30, 2008, and requires additional financing.   These conditions raise substantial doubt about its ability to continue as a going concern.  It is the Company’s plan is to expand the services and market of ABTTC through acquisitions and/or organic growth and to acquire at least 20 additional horses for the Company’s stables.  To finance these planned acquisitions, the Company has plans to raise $1,000,000 in capital through either debt or equity offerings.  There are no assurances that management will be able to raise these funds, or generate sufficient revenues from its business operations to achieve profitability.

OVERVIEW

General

Forterus Inc. and its subsidiaries engage in diverse business activities, including behavioral healthcare, intervention services, drug and alcohol rehabilitation, pain management, physical therapy, finance as well as thoroughbred breeding and racing.

Healthcare Services

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

Initially providing 28-day residential drug and alcohol treatment, A Better Tomorrow has since added additional services in response to market demand. These include:

■	Gambling treatment (2006).

■	Professional intervention services, which are available on a nationwide basis (2006).

■	A pain management program to help individuals who are addicted to prescription painkillers (2006).

■
An outpatient treatment program, which can accommodate individuals who need follow up therapy as well as individuals whose addictive behaviors have not yet reached the point of requiring a 28-day, residential treatment program (2007).

■	A separate adolescent treatment program, in which youths are treated separately from adults (2008).

■	Spanish-language treatment services (2008).

ABTTC Acquisition

On June 25, 2008, the Company entered into a binding Letter of Intent ("LOI") for the acquisition of ABTTC, Inc. (“ABTTC”).  The LOI contemplated consideration of 2.85 times gross revenue of ABTTC from August 2007 through July 2008 (estimated to be $4.8 million).  On August 8, 2008, the Company closed on the ABTTC transaction. The compensation issued to ABTTC consists of 4,375,000 shares of common stock, 1,000,000 shares of Series B Preferred Stock and 10,075,000 Series C Convertible Preferred Stock.

This share exchange transaction resulted in ABTTC’s stockholders obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, known as a reverse transaction (“RTO”). Therefore, the RTO resulting in ABTTC being treated as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of ABTTC became the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,763,264 shares of common stock and 3,322,855 shares of Series A convertible preferred stock outstanding prior to the RTO are accounted for at an estimated fair value of $1,547,853 at the time of the RTO. The fair value was determined based on an average of the closing market price of the Company’s common stock shortly before and after the transaction was announced. In accordance with SFAS 141 “Business Combinations” the Company recorded the assets and liabilities of the former Forterus at their fair value. As a result the net liabilities assumed by the Company were $125,404. Thus, the Company recorded a day one impairment of the investment of $1,673,257 due to the limited cash projections of the former Forterus. Significant assets and liabilities assumed by the Company were: $87,083 in horses; $27,198 in investments; and $232,437 in related party notes payable.

Seasonality of Business

Historically, ABTTC has experienced an increase in clients during the months of the third quarter and consistently low client acquisitions during the months of first quarter.  Such variations in client’s impact the ABTTC’s costs of care during these months, generally having a positive impact on ABTTC’s gross margins and operating profits during the these months and a negative impact on ABTTC’s gross margins and operating profits during these months

Concentration of Risk

For the nine months ended September 30, 2008, 100%, of our revenue was concentrated in ABTTC, Inc.   Of this revenue approximately 70% was concentrated in insurance contracts. The term of each contract is indefinite and terminable at will by either parties.  The loss of any one of these contracts, unless replaced by new business, may require us to delay or reduce operating expenses and curtail our operations.

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

In order for the Company to expand this division, the Company will need to raise additional funds to acquire the necessary Thoroughbreds.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our   Chief  Executive  Officer  and  Chief  Financial  Officer  evaluated  our disclosure  of controls  and  procedures  (as  defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange  Act")  as  of  a date within 90 days  before the filing date of this report and has concluded that  as  of  the evaluation date, our disclosure controls and procedures are effective to ensure that information  we are required to disclose in reports that we file or submit under the Exchange  Act  is recorded, processed, summarized and reported within the time periods specified  in  the  Securities and Exchange Commission's rules and forms.

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

FORTERUS, INC.

By: /s/ Paul Howarth
November 19, 2008	Paul Howarth
Chief Executive Officer

EXHIBIT LIST

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Rule 13a - 14(b))

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Howarth, certify that:

1. I have reviewed this Form 10-Q for Forterus, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2008

/s/ Paul Howarth
--------------------------
Paul Howarth
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Howarth, certify that:

1. I have reviewed this Form 10-Q for Forterus, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2008

/s/ Paul Howarth
--------------------------
Paul Howarth
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Howarth,Chief Executive Officer of Forterus, Inc. (the "Company"), do hereby certify to the best of my knowledge and belief that:

(1) The Company’s 10-Q  (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 18, 2008

By: /s/ Paul Howarth
- ----------------------
Paul Howarth, CEO